Form 10-Q
period 2024-08-31
CRYO CELL INTERNATIONAL INC
filed 2024-10-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 15, 2024, 8,062,159 shares of $0.01 par value common stock were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 31,	November 30,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$197,437	$406,067
Marketable securities	1,929,458	574,183
Accounts receivable (net of allowance for
doubtful accounts of $4,172,151 and $3,822,300, respectively)	6,873,641	6,576,240
Prepaid expenses	512,509	615,407
Inventory, current portion	731,360	768,877
Swap contract	—	122,113
Other current assets	416,479	389,950
Total current assets	10,660,884	9,452,837
Property and Equipment-net	22,117,945	20,996,883
Other Assets
Investment - Tianhe stock	—	308,000
Intangible assets, net	938,221	989,121
Inventory, net of current portion	5,088,427	5,260,119
Goodwill	1,941,411	1,941,411
Deferred tax assets	20,492,749	20,492,749
Operating lease right-of-use asset	896,790	1,033,157
Deposits and other assets, net	798,046	746,493
Total other assets	30,155,644	30,771,050
Total assets	$62,934,473	$61,220,770
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$2,000,551	$3,174,584
Accrued expenses	2,680,573	5,170,809
Note payable	174,587	165,641
Line of credit	2,222,728	1,222,728
Current portion of operating lease liability	383,891	225,686
Duke license agreement liability	133,333	1,200,000
Deferred revenue	9,826,910	9,704,553
Total current liabilities	17,422,573	20,864,001
Other Liabilities
Deferred revenue, net of current portion	45,198,139	41,186,800
Contingent consideration	48,055	44,226
Note payable, net of current portion and debt issuance costs	8,330,630	8,430,037
Operating lease long-term liability	619,032	851,938
Long-term liability - revenue sharing agreements	875,000	875,000
Total other liabilities	55,070,856	51,388,001
Total liabilities	72,493,429	72,252,002
Commitments and contingencies (Note 9)	—	—
Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,849,619 issued and 8,062,159 outstanding as of August 31, 2024 and 14,849,246 issued and 8,286,785 outstanding as of November 30, 2023)	148,496	148,492
Additional paid-in capital	44,043,576	43,411,143
Treasury stock, at cost	(24,855,556)	(23,431,685)
Accumulated deficit	(28,895,472)	(31,159,182)
Total stockholders' deficit	(9,558,956)	(11,031,232)
Total liabilities and stockholders' deficit	$62,934,473	$61,220,770

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2024	2023	2024	2023
Revenue:
Processing and storage fees	$7,945,470	$7,862,949	$23,716,492	$23,006,164
Public banking revenue	120,609	4,383	205,799	398,896
Product revenue	636	2,543	39,470	61,920
Total revenue	8,066,715	7,869,875	23,961,761	23,466,980
Costs and Expenses:
Cost of sales	2,125,846	2,156,187	6,311,064	6,366,737
Selling, general and administrative expenses	4,149,785	3,804,564	12,510,787	11,722,435
Impairment of investment - Tianhe stock	—	—	308,000	—
Change in fair value of contingent consideration	12,702	122,671	3,829	(65,154)
Research, development and related engineering	193,933	344,132	937,907	727,648
Depreciation and amortization	194,559	281,277	287,543	843,201
Total costs and expenses	6,676,825	6,708,831	20,359,130	19,594,867
Operating Income	1,389,890	1,161,044	3,602,631	3,872,113
Other Income (Expense):
Gains on marketable securities	522,458	93,386	1,056,052	100,082
Gain on interest rate swap	—	282,731	105,887	58,757
Other income	981	102	1,181	3,436
Interest expense	(533,464)	(469,642)	(1,119,196)	(1,405,825)
Total other income (expense)	(10,025)	(93,423)	43,924	(1,243,550)
Income before income tax expense	1,379,865	1,067,621	3,646,555	2,628,563
Income tax expense	(328,186)	(387,060)	(1,382,845)	(960,214)
Net income	$1,051,679	$680,561	$2,263,710	$1,668,349
Net income per common share - basic	$0.13	$0.08	$0.28	$0.20
Weighted average common shares outstanding - basic	8,061,946	8,286,555	8,151,967	8,358,792
Net income per common share - diluted	$0.13	$0.08	$0.27	$0.20
Weighted average common shares outstanding - diluted	8,173,535	8,342,067	8,241,488	8,374,939

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31,	August 31,
	2024	2023
Cash flows from operating activities:
Net income	$2,263,710	$1,668,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	444,850	1,063,771
Impairment of investment - Tianhe stock	308,000	—
Change in fair value of contingent consideration	3,829	(65,154)
Gains on marketable securities	(1,056,052)	(100,082)
Unrealized gain on interest rate swap contract	(105,887)	(58,757)
Compensatory element of stock options	631,435	641,690
Provision for doubtful accounts	918,488	717,052
Amortization of debt issuance costs	15,967	16,259
Amortization of operating lease right-of-use asset	237,299	236,730
Changes in assets and liabilities:
Accounts receivable	(1,215,889)	(1,110,755)
Prepaid expenses	102,898	(152,450)
Inventory	209,209	227,428
Other current assets	(26,529)	(23,738)
Deposits and other assets, net	(51,553)	(79,574)
Accounts payable	(293,685)	550,266
Accrued expenses	(2,490,236)	(1,814,218)
Operating lease liability	(175,633)	(217,671)
Deferred revenue	4,133,696	4,076,294
Net cash from operating activities	3,853,917	5,575,440
Cash flows from investing activities:
Purchases of property and equipment	(2,395,360)	(5,124,056)
Payment of Duke license agreement	(1,066,667)	(533,333)
Proceeds from liquidation of marketable securities	101,873	179,306
Purchases of marketable securities	(1,759,828)	(1,082,924)
Sale of marketable securities	1,358,732	397,831
Net cash used in investing activities	(3,761,250)	(6,163,176)
Cash flows used in financing activities:
Treasury stock purchases	(1,423,871)	(799,036)
Repayments of note payable	(106,428)	(115,690)
Repayment of line of credit	(2,200,000)	(500,000)
Proceeds from the exercise of stock options	1,002	—
Proceeds from line of credit	3,200,000	950,000
Proceeds from Swap termination	228,000	—
Payment of Cord:Use earnout	—	(67,500)
Net cash used in financing activities	(301,297)	(532,226)
Increase (decrease) in cash and cash equivalents	(208,630)	(1,119,962)
Cash and cash equivalents - beginning of period	406,067	1,703,958
Cash and cash equivalents - end of period	$197,437	$583,996

Supplemental non-cash operating activities:
Lease liability arising from right-of-use asset	$100,932	$737,867
Supplemental investing activities:
Construction costs payable	$(880,348)	$363,225
Duke license agreement payable	$—	$266,667
Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,482,909	$1,363,934
Income taxes	$2,385,096	$1,504,647

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	For the Three Months Ended August 31, 2024
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at May 31, 2024	14,849,246	$148,492	$43,896,637	$(24,839,156)	$(29,947,151)	$(10,741,178)
Exercise of stock options	373	4	998			1,002
Compensatory element of stock options			145,941			$145,941
Treasury stock				(16,400)		(16,400)
Net income					1,051,679	$1,051,679
Balance at August 31, 2024	14,849,619	$148,496	$44,043,576	$(24,855,556)	$(28,895,472)	$(9,558,956)

	For the Nine Months Ended August 31, 2024
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2023	14,849,246	$148,492	$43,411,143	$(23,431,685)	$(31,159,182)	$(11,031,232)
Exercise of stock options	373	4	998			1,002
Compensatory element of stock options			631,435			631,435
Treasury stock				(1,423,871)		(1,423,871)
Net income					2,263,710	2,263,710
Balance at August 31, 2024	14,849,619	$148,496	$44,043,576	$(24,855,556)	$(28,895,472)	$(9,558,956)

	For the Three Months Ended August 31, 2023
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at May 31, 2023	14,848,001	$148,480	$43,066,971	$(23,424,101)	$(20,649,725)	$(858,375)
Exercise of stock options	1,245	12	(2,876)			(2,864)
Compensatory element of stock options			172,099			172,099
Treasury stock				(7,584)		(7,584)
Net income					680,561	680,561
Balance at August 31, 2023	14,849,246	$148,492	$43,236,194	$(23,431,685)	$(19,969,164)	$(16,163)

	For the Nine Months Ended August 31, 2023
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2022	14,848,001	$148,480	$42,597,380	$(22,632,649)	$(21,637,513)	$(1,524,302)
Exercise of stock options	1,245	12	(2,876)			(2,864)
Compensatory element of stock options			641,690			641,690
Treasury stock				(799,036)		(799,036)
Net income					1,668,349	1,668,349
Balance at August 31, 2023	14,849,246	$148,492	$43,236,194	$(23,431,685)	$(19,969,164)	$(16,163)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2024

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2024 and November 30, 2023, the related Consolidated Statements of Income for the three and nine months ended August 31, 2024 and 2023, Cash Flows for the nine months ended August 31, 2024 and August 31, 2023 and Stockholders’ Deficit for the three and nine months ended August 31, 2024 and 2023 have been prepared by Cryo-Cell International, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2023 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and nine months ended August 31, 2024 and 2023 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2024.

On February 22, 2024, the Company formed its wholly owned Delaware subsidiary, Celle Corp. As of August 31, 2024, no shares had been issued to the subsidiary. Celle Corp. was created to hold certain assets of Cryo-Cell not directly associated with the recurring revenue stream from privately banked, umbilical cord blood specimens. The Patent and Technology License Agreement with Duke University and Amendments have been transferred to Celle Corp. and other assets and liabilities may be transferred in the near future.

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

As of August 31, 2024, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $55,025,049, which will be recognized ratably on a straight-line basis over the contractual period of which $9,826,910, will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three and nine months ended August 31, 2024, the Company recorded $9,813 and $35,306, respectively, in commission payments to customers under the RAF program as a reduction to revenue. During the three and nine months ended August 31, 2023, the Company recorded $10,061 and $31,451, respectively, in commission payments to customers under the RAF program as a reduction to revenue. For the three and nine months ended August 31, 2024 the Company capitalized additional contract acquisition costs of $28,876 and $90,545, respectively, net of amortization. For the three and nine months ended August 31, 2023, the Company capitalized additional contract acquisition costs of $30,185 and $85,133, respectively, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	August 31, 2024	November 30, 2023
Contract assets (sales commissions)	$757,558	$695,695
Accounts receivable	$6,873,641	$6,576,240
Short-term contract liabilities (deferred revenue)	$9,826,910	$9,704,553
Long-term contract liabilities (deferred revenue)	$45,198,139	$41,186,800

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three and nine months ended August 31, 2024.

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended August 31, 2024:

	Balance at December 1, 2023	Additions	Deductions	Balance at August 31, 2024
Contract assets (sales commissions)	$695,695	$90,545	$(28,682)	$757,558
Accounts receivable	$6,576,240	$31,775,756	$(31,478,355)	$6,873,641
Contract liabilities (deferred revenue)	$50,891,353	$16,303,050	$(12,169,354)	$55,025,049

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended August 31, 2023:

	Balance at December 1, 2022	Additions	Deductions	Balance at August 31, 2023
Contract assets (sales commissions)	$615,628	$85,133	$(25,109)	$675,652
Accounts receivable	$6,043,941	$31,533,062	$(31,139,359)	$6,437,644
Contract liabilities (deferred revenue)	$45,586,386	$20,676,740	$(16,600,446)	$49,662,680

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

Inventories

As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) expiring on January 31, 2025 for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of August 31, 2024, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the nine months ended August 31, 2024 and August 31, 2023, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and nine months ended August 31, 2024 and 2023.

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

Stock Compensation

As of August 31, 2024, the Company has three stock-based compensation plans, which are described in Note 7 to the unaudited consolidated financial statements: the 2006 Plan, 2012 Plan and the 2022 Plan. The 2006 and 2012 Plans will remain in effect as long as any awards under it are outstanding; however, no further awards may be granted under either plan. The 2022 Plan became effective April 8, 2022 as approved by the Board of Directors and approved by the stockholders at the 2022 Annual Meeting. The Company recognized $631,435 and $641,690 for the nine months ended August 31, 2024 and August 31, 2023 respectively, of stock compensation expense. The Company recognized $145,941 and $172,099 for the three months ended August 31, 2024 and August 31, 2023, respectively, of stock option compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2024 and November 30, 2023, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at August 31, 2024 Using
Description	August 31, 2024	Level 1	Level 2	Level 3
Assets:
Marketable securities	$1,929,458	$1,929,458	$—	$—
Total	$1,929,458	$1,929,458	$—	$—
Liabilities:
Contingent consideration	$48,055	$—	$—	$48,055
Total	$48,055	$—	$—	$48,055

Contingent Consideration:
Beginning Balance as of November 30, 2023	$44,226
Fair value adjustment as of August 31, 2024	3,829
Ending balance as of August 31, 2024	$48,055

	Fair Value at	Fair Value Measurements at November 30, 2023 Using
Description	November 30, 2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$574,183	$574,183	$—	$—
Interest rate swap	$122,113	$—	$122,113	$—
Total	$696,296	$574,183	$122,113	$—
Liabilities:
Contingent consideration	$44,226	$—	$—	$44,226
Total	$44,226	$—	$—	$44,226

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was $522,458 and $1,056,052 in unrealized holding gain, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and nine months ended August 31, 2024, respectively. There was $93,386 and $100,082 in unrealized holding gain, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and nine months ended August 31, 2023, respectively.

Interest rate swap - The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. As of the three and nine months ended August 31, 2024 there was a $0 and $105,887 gain on a derivative recorded on the accompanying consolidated statements of income. As of the three and nine months ended August 31, 2023, there was a $282,731 and $58,757 gain on a derivative recorded on the accompanying consolidated statements of income. On April 15, 2024, the Company terminated the interest rate swap agreement and recorded proceeds of $228,000.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at August 31, 2024 and November 30, 2023. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, and interest expense for the three and nine months ended August 31, 2024 and 2023:

	For the three months ended August 31,
	2024	2023
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$7,945,470	$7,862,949
PrepaCyte CB	636	2,543
Public cord blood banking	120,609	4,383
Total net revenue	$8,066,715	$7,869,875
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$1,859,090	$1,976,278
PrepaCyte CB	1,220	982
Public cord blood banking	265,536	178,927
Total cost of sales	$2,125,846	$2,156,187
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$1,542,346	$1,341,332
PrepaCyte CB	(7,529)	(5,384)
Public cord blood banking	(144,927)	(174,904)
Total operating profit	$1,389,890	$1,161,044
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$187,614	$273,972
PrepaCyte CB	6,945	6,945
Public cord blood banking	—	360
Total depreciation and amortization	$194,559	$281,277
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$533,464	$469,642
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$533,464	$469,642

	For the nine months ended August 31,
	2024	2023
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$23,716,492	$23,006,164
PrepaCyte CB	39,470	61,920
Public cord blood banking	205,799	398,896
Total net revenue	$23,961,761	$23,466,980
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$5,574,109	$5,466,410
PrepaCyte CB	37,083	27,432
Public cord blood banking	699,872	872,895
Total cost of sales	$6,311,064	$6,366,737
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$4,115,571	$4,333,538
PrepaCyte CB	(18,447)	13,654
Public cord blood banking	(494,493)	(475,079)
Total operating profit	$3,602,631	$3,872,113
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$266,289	$821,287
PrepaCyte CB	20,834	20,834
Public cord blood banking	420	1,080
Total depreciation and amortization	$287,543	$843,201
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$1,119,196	$1,405,825
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$1,119,196	$1,405,825

The following table shows the assets by segment as of August 31, 2024 and November 30, 2023:

	As of	As of
	August 31, 2024	November 30, 2023
Assets:
Umbilical cord blood and cord tissue stem cell service	$57,318,175	$55,471,149
PrepaCyte CB	149,112	148,040
Public cord blood banking	5,467,186	5,601,581
Total assets	$62,934,473	$61,220,770

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

The components of inventory at August 31, 2024 and November 30, 2023 are as follows:

	As of August 31, 2024	As of November 30, 2023
Raw materials	$—	$—
Work-in-process	245,796	341,692
Work-in-process – Public Bank	—	—
Finished goods	92,529	48,045
Finished goods – Public Bank	5,426,307	5,599,238
Collection kits	62,873	47,739
Inventory reserve	(7,718)	(7,718)
Total inventory	$5,819,787	$6,028,996

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

Intangible assets were as follows as of August 31, 2024 and November 30, 2023:

	Useful lives	August 31, 2024	November 30, 2023
Patents	10-20 years	$697,744	$697,744
Less: Intangible asset impairment		(377,810)	(377,810)
Less: Accumulated amortization		(169,152)	(160,434)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(266,193)	(248,607)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(10,101)	(9,505)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(200,000)	(176,000)
Net Intangible Assets		$938,221	$989,121

Amortization expense of intangibles was approximately $17,000 and $24,000 for the three months ended August 31, 2024 and August 31, 2023, respectively. Amortization expense of intangibles was approximately $51,000 and $72,000 for the nine months ended August 31, 2024 and August 31, 2023.

Note 5 – Notes Payable

On July 18, 2022, the Company entered into a Credit Agreement (“Agreement Susser”) with Susser Bank, a Texas state bank, as administrative agent (“Susser”) on behalf of itself and the other lenders (collectively, the “Lenders”) for (i) an unsecured revolving line of credit in an aggregate principal amount of up to $10,000,000 (the “RCF”); and (ii) a term loan facility in an original principal amount of $8,960,000 (the “Term Loan Susser” and together with the RCF collectively, the “Loans”). In connection with the RCF the Company entered into a Revolving Credit Line, in favor of Susser, in the stated principal amount of $10,000,000 (the “RCF Note”), and in connection with the Term Loan the Company entered into a Term Note, in favor of Susser, in the stated principal amount of $8,960,000 (the “Term Note” and together with RCF Note, collectively, the “Notes”). The Loans bear interest at the Company’s option at: (a) the Base Rate, which is the highest of (i) the rate of interest published by The Wall Street Journal, from time to time, as the “U.S. Prime Rate”, (ii) the federal funds rate plus 0.5% and (iii) the Monthly SOFR rate plus 1.0% (subject in each case to a floor of 5.5%), plus 4.25% or (b) the Monthly SOFR plus 3.25% (subject to a floor of 4.5%). The RCF matures on July 18, 2025 and the Term Note matures on July 18, 2032. As of the three months ended August 31, 2024 and August 31, 2023, the Company paid interest of $254,758 and $200,638, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. As of the nine months ended August 31, 2024 and August 31, 2023 the Company paid interest of $700,560 and $607,319, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. The interest rates for the RCF and Term Note as of August 31, 2024 were 8.45% and 8.59%, respectively.

The average outstanding balance during the nine months ended August 31, 2024 for the revolving line of credit was $2,722,728. The average outstanding balance during the twelve months ended November 30, 2023 for the revolving line of credit was $1,848,344. The revolving line of credit balance as of August 31, 2024 and November 30, 2023 was $2,222,728 and $1,222,728, respectively, and is reflected on the accompanying balance sheet.

The Company incurred debt issuance costs related to the term loan in the amount of $196,501 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended August 31, 2024 and August 31, 2023, $5,297 and $5,396, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income. As of the nine months ended August 31, 2024 and August 31, 2023, $15,968 and $16,258, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

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

As of August 31, 2024 and November 30, 2023, the note payable obligation was as follows:

	August 31, 2024	November 30, 2023
Note payable - Susser	$8,658,654	$8,765,082
Unamortized debt issuance costs - Susser	(153,437)	(169,404)
Net note payable	$8,505,217	$8,595,678
Current portion of note payable	$174,587	$165,641
Long-term note payable, net of debt issuance costs	8,330,630	8,430,037
Total	$8,505,217	$8,595,678

Interest expense on the note payable for the three and nine months ended August 31, 2024 and 2023 was as follows:

	For the three months ended	For the nine months ended
	August 31, 2024	August 31, 2024
Interest expense on notes payable - Susser	$254,758	$301,924
Debt issuance costs - Susser	5,297	5,297
Total interest expense	$260,055	$307,221

	For the three months ended	For the nine months ended
	August 31, 2023	August 31, 2023
Interest expense on notes payable - Susser	$200,638	$607,319
Debt issuance costs - Susser	5,396	16,258
Total interest expense	$206,034	$623,577

During the three and nine months ended August 31, 2024, the Company capitalized interest expense of $0 and $409,307, respectively, related to the construction of the Company's new facility in North Carolina.

Note 6 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Numerator:
Net income	$1,051,679	$680,561	$2,263,710	$1,668,349
Denominator:
Weighted-average shares outstanding-basic	8,061,946	8,286,555	8,151,967	8,358,792
Dilutive common shares issuable upon exercise of stock options	111,589	55,512	89,521	16,147
Weighted-average shares-diluted	8,173,535	8,342,067	8,241,488	8,374,939
Income per share:
Basic	$0.13	$0.08	$0.28	$0.20
Diluted	$0.13	$0.08	$0.27	$0.20

For the three months ended August 31, 2024, the Company excluded the effect of 591,665 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the nine months ended August 31, 2024, the Company excluded the effect of 639,745 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

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

Note 7 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of August 31, 2024, and November 30, 2023, there were 15,000 and 17,500 options issued, but not yet exercised, under the 2006 Plan, respectively. As of August 31, 2024, there were no shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of August 31, 2024, there were 198,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2023, there were 198,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of August 31, 2024, there were no shares available for future issuance under the 2012 Plan.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. The 2022 Plan reserves 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). As of August 31, 2024, there were 289,700 service-based options issued and 475,000 market-based restricted options granted. As of November 30, 2023, there were 186,700 service-based options issued and 475,000 market-based restricted options granted. As of August 31, 2024, there were 735,300 shares available for future issuance under the 2022 Plan.

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

There were 0 and 103,000 options granted during the three and nine months ended August 31, 2024, respectively.

There were 0 and 113,000 options granted during the three and nine months ended August 31, 2023, respectively.

Variables used to determine the fair value of the options granted for the three and nine months ended August 31, 2024 and 2023, respectively, are as follows:

	Three months ended		Nine months ended
	August 31,	August 31,	August 31,	August 31,
	2024	2023	2024	2023
Weighted average values:
Expected dividends	0%	0%	0%	0%
Expected volatility	—	—	60.52%	55.00%
Risk free interest rate	—	—	3.87%	3.87%
Expected life	—	—	5 years	5 years

Stock option activity for options with only service-based vesting conditions for the nine months ended August 31, 2024, was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2023	404,278	$7.36	4.49	$135,330
Granted	103,000	6.31		8,960
Exercised	(2,500)	6.50		1,675
Expired/forfeited	(1,500)	7.04		—
Outstanding at August 31, 2024	503,278	$7.15	3.88	$270,600
Exercisable at August 31, 2024	377,568	$7.49	3.87	$202,418

The weighted average grant date fair value of options granted during the nine months ended August 31, 2024 and August 31, 2023 was $3.13 and $2.19, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either August 31, 2024 or November 30, 2023 as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three and nine months ended August 31, 2024, the Company issued 373 and 373 common shares, respectively, to option holders who exercised options for $1,002 and $1,002, respectively.

During the three and nine months ended August 31, 2023, the Company issued 1,245 and 1,245 common shares, respectively, to option holders who exercised options for $0 and $0, respectively.

Significant option groups outstanding and exercisable at August 31, 2024 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$3.01 to $4.00	25,000	1.44	$3.13	25,000	$3.13
$4.01 to $5.00	123,600	3.85	$4.70	81,315	$4.69
$5.01 to $6.00	28,000	4.31	$5.88	9,332	$5.88
$6.01 to $7.00	86,933	4.79	$6.48	36,930	$6.48
$7.01 to $8.00	149,645	4.61	$7.55	143,793	$7.53
$9.01 to $10.00	29,000	3.51	$9.37	21,933	$9.37
$12.01 to $13.00	16,653	5.98	$12.54	14,818	$12.55
$13.01 to $14.00	44,447	0.31	$13.50	44,447	$13.50
	503,278	3.88	$7.15	377,568	$7.49

A summary of the status of the Company’s non-vested options as of August 31, 2024, and changes during the nine months ended August 31, 2024, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2023	114,193	$3.10
Granted	103,000	3.13
Vested	(91,483)	3.32
Forfeited	—	—
Non-vested at August 31, 2024	125,710	$2.97

As of August 31, 2024, there was approximately $277,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 Plan and the 2022 Plan. The cost is expected to be recognized over a weighted-average period of 1.83 years as of August 31, 2024. The total fair value of shares vested during the nine months ended August 31, 2024 was approximately $304,000.

Performance and market-based vesting condition options

On April 8, 2022, the Company granted 400,000 market-based vesting condition options to David Portnoy, Mark Portnoy, and Oleg Mikulinsky in the amounts of 280,000, 100,000, and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $12.27 and the calculated fair value of the options is $2.79. These stock options vest immediately when the price of the Company's stock reaches $25.00 per share during the seven-year option term. The grant of these options was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. For the three and nine months ended August 31, 2024, the Company recognized approximately $98,000 and $294,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. For the three and nine months ended August 31, 2023, the Company recognized approximately $98,000 and $293,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of August 31, 2024, there was approximately $178,000 of unrecognized compensation cost to be recognized over the remaining requisite service period of .46 years.

On December 23, 2022, the Company entered into new two-year employment agreements (the "Agreements"), effective December 1, 2022, with David Portnoy and Mark Portnoy. Per the Agreements, David Portnoy and Mark Portnoy were awarded a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company's common stock, exercisable only if the Company's stock has a closing price at least once during the life of the option above $8.00. These options are considered to be market-based vesting condition options and accounting principles do not require the market condition to be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $4.30 and the calculated fair value of the options is $1.76. These stock options vest immediately when the price of the Company's stock reaches $8.00 per share during the five-year option term. The price of the Company's stock reached above $8.00 on March 26, 2024. As a result, the stock options vested immediately and the remaining compensation cost was recognized. As of the three and nine months ended August 31, 2024, the Company recognized approximately $0 and $52,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of the three and nine months ended August 31, 2023, the Company recognized approximately $21,000 and $59,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of August 31, 2024, there was approximately $0 of unrecognized compensation cost to be recognized.

Note 8 – License Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Panama (“affiliates”). Under the marketing agreements, the Company earns processing and storage revenues from affiliates that store specimens in the Company's facility.

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

On October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke with the American Arbitration Association (“AAA”), alleging that Duke fraudulently induced Cryo-Cell to enter the Duke License Agreement and breached the agreement on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment. In connection therewith, the Company has requested that the arbitrator enter an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. As of October 15, 2024, Duke has not responded to the Arbitration Demand. See “Note 12” and “Risk Factors” for additional information regarding Duke.

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

As of August 31, 2024, the Company had repurchased an aggregate of 6,787,460 shares of the Company’s common stock at an average price of $3.66 per share through open market and privately negotiated transactions under the Company’s share repurchase plan. The Company purchased 224,999 (at an average price of $6.33 per share) during the nine months ended August 31, 2024 and the Company purchased 214,971 (at an average price of $3.72 per share) of the Company’s common stock during the nine months ended August 31, 2023.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of August 31, 2024 and November 30, 2023. As of August 31, 2024 and November 30, 2023, 6,787,460 and 6,562,461 shares, respectively, were held as treasury stock.

Note 11 – Leases

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of August 31, 2024 and November 30, 2023:

	August 31, 2024	November 30, 2023
Assets
Operating lease right-of-use asset	$896,790	$1,033,157
Liabilities
Current portion of operating lease liabilities	$383,891	$225,686
Operating lease long-term liabilities	619,032	851,938
Total lease liability	$1,002,923	$1,077,624

The maturity of the Company’s lease liabilities at August 31, 2024 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2024 (3 months remaining)	$89,890
2025	490,310
2026	490,982
2027	38,247
Less: Imputed interest	(106,506)
Present value of lease liabilities	$1,002,923

The remaining lease term and discount rates are as follows:

	August 31, 2024	November 30, 2023
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	2.33	3.08
Discount rate (percentage)
Operating lease	8.3%	8.3%

Supplemental cash flow information related to leases is as follows:

	Three months ended
	August 31, 2024	August 31, 2023
Operating cash outflows from operating leases	$88,321	$76,690

	Nine months ended
	August 31, 2024	August 31, 2023
Operating cash outflows from operating leases	$266,418	$254,003

Note 12 – License Agreement with Duke

As previously disclosed, the Company entered into a Patent and Technology License Agreement dated effective as of February 23, 2021 (as amended, the "Duke License Agreement") with Duke University (“Duke”), pursuant to which Duke granted to the Company an exclusive license to make, have made, use, import, offer for sale, sell and otherwise commercially exploit (with the right to sublicense) certain licensed products and to practice certain licensed processes, and the exclusive right to use certain regulatory data and technical information in connection with such licensed patent rights, in the treatment, prevention, cure, reduction, mitigation or other management of certain diseases in humans, except, with regard to certain patent rights, in certain excluded fields of use and in certain territories, subject to Duke’s reserved rights to practice the licensed rights for all research, public service, internal (including clinical) and/or educational purposes. The Duke License Agreement was amended pursuant to the First Amendment to License Agreement dated February 4, 2022 and the Second Amendment to License Agreement dated February 17, 2023.

Through the Duke License Agreement, the Company had anticipated, either directly or through its wholly-owned subsidiary, Celle Corp., exploring, testing, and administering treatments to patients for which there are limited U.S. Food and Drug Administration (“FDA”) approved therapies, including cerebral palsy and autism. These treatments were expected to utilize the unique immunomodulatory and potential regenerative properties derived from cord blood and cord tissue. Through the Duke License Agreement, the Company intended to develop three business units, namely: (1) its cord blood bank and other storage services (its historical business); (2) cord blood and cord tissue infusion clinic services initially under the FDA's Expanded Access Program and in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain biologics license application (“BLA”) approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) were approved by the FDA. Additionally, to support such business expansion, the Company had anticipated opening and launching the Cryo-Cell Institute for Cellular Therapies, which it initially hoped to open as early as the fourth quarter of fiscal 2021, but no later than the first quarter of fiscal 2022 (and more recently reported as anticipated to open during the fourth quarter of fiscal 2024).

However, due to Duke’s conduct, the Company has not been able to make the progress it had hoped to make in expanding patient access to innovative infusion treatments and has been prevented from commercializing the rights licensed under the Duke License Agreement, treating patients and otherwise obtaining the benefits of the Duke License Agreement As such, after attempts to reach compromise, on October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) with the American Arbitration Association (“AAA”). Among other things, the Company alleges in the Arbitration Demand that Duke fraudulently induced Cryo-Cell to enter the Duke License Agreement and breached it on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter into Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment.

In connection therewith, the Company has requested that the arbitrator enter an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. Cryo-Cell has notified Duke that it believes such damages are in excess of $100 million.

As of October 15, 2024, Duke has not responded to the Arbitration Demand.

The Company has made the required payments due to Duke to date under the Duke License Agreement, and it will pay in Q4 2024 a final payment of $187,400 under the Clinical Study and Research Agreement that the Company entered into with Duke dated March 3, 2023 in connection with the Second Amendment to the Duke License Agreement. As previously disclosed, the Duke License Agreement also imposes certain future royalty payment obligations along with an obligation to pay certain legal fees and expenses associated with related patents. The Company is also obligated to pay Duke $2,000,000 two years after the first patient or subject is treated in the first Phase III clinical trial of a licensed product comprising mesenchymal stromal cells for an indication other than Autism Spectrum Disorder, of which there can be no assurances.

In fiscal 2021, the Company capitalized $15,372,382 in connection with the Duke License Agreement, which was considered to be an asset acquisition and which represented the costs to obtain the Duke License Agreement, and also recorded a corresponding liability to Duke for the Duke License Agreement. The Company was amortizing these costs over 16 years. However, during fiscal 2023, the Company recognized that there were indications of impairment of the assets associated with the Duke License Agreement. The Company evaluated the triggering events that existed as of November 30, 2023, tested the asset group for recoverability and measured the long-lived asset impairment. As a result, during the fourth quarter of fiscal 2023, the Company recorded an impairment charge of the full carrying value of $13,108,064.

As of the nine months ended August 31, 2024 and August 31, 2023, the Company recorded $0 and $720,580, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income. As of the three months ended August 31, 2024 and August 31, 2023, the Company recorded $0 and $240,193, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income.

As stated above, through the Duke License Agreement, the Company had intended to expand to a triad of core business units to include: (1) its cord blood bank and other storage services; (2) cord blood and cord tissue infusion clinic services initally under the FDA's Expanded Access Program and in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain BLA approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) were approved by the FDA. As of the date hereof, the Company can make no assurances it will be able to expand its business into business units (2) and (3) above.

Until the Duke arbitration claims are resolved, the Company does not anticipate making further investments (other than the completion of a comparability study estimated to cost less than $350,000 in additional capital) in activities related to the Duke License Agreement. The Company’s previously disclosed agreement with a clinical research organization, The Emmes Company, LLC, will require an immaterial final payment if the Company terminates such agreement. The opening of the Cryo-Cell Institute for Cellular

Therapies is on pause. The Company can make no assurances as to when or if it will be opened. Also, the proposed spinoff of Celle Corp. is on hold and may not take place depending on the final outcome of the Duke dispute. See “Risk Factors.”

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
(xxx)
the Company's ability to commercialize the rights licensed under the Duke License Agreement or otherwise obtaining the benefits of the Duke License Agreement;
(xxxi)
the Company's spinoff of Celle Corp.;
(xxxii)
the outcome of the Company's Arbitration Demand against Duke; and
(xxxiii)
the other risk factors set forth in this Report under the heading "Risk Factors."

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

As discussed further in Note 12, effective as of February 23, 2021, the Company entered into a Patent and Technology License Agreement (the “Duke License Agreement”) with Duke University (“Duke”). The Duke License Agreement grants the Company certain rights to proprietary processes and regulatory data related to cord blood and cord tissue developed at Duke. Through the Duke License Agreement, the Company had anticipated, either directly or through its wholly-owned subsidiary, Celle Corp., exploring, testing, and administering treatments to patients with osteoarthritis and with conditions for which there are limited U.S. Food and Drug Administration (“FDA”) approved therapies, including cerebral palsy, autism, and multiple sclerosis. These treatments were expected to utilize the unique immunomodulatory and potential regenerative properties derived from cord blood and cord tissue. Through the Duke License Agreement, the Company, together with Celle Corp., hoped to develop three business units, namely: (1) its cord blood bank and other storage services (its historical business); (2) cord blood and cord tissue infusion clinic services initially under the FDA's Expanded Access Program in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain biologics license application (“BLA”) approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) were approved by the FDA. Additionally, to support such business expansion, the Company had anticipated opening and launching its Cryo-Cell Institute for Cellular Therapies, which it initially hoped to open as early as the fourth quarter of fiscal 2021, but no later than the first quarter of fiscal 2022, but more recently reported that it anticipated opening it during the fourth quarter of fiscal 2024. As of the date hereof, the Company can make no assurances it will be able to expand its business into business units (2) and (3) above.

Until the Duke arbitration claims are resolved, the Company does not anticipate making further investments (other than the completion of a comparability study estimated to cost less than $350,000 in additional capital) in activities related to the Duke License Agreement. The opening of the Cryo-Cell Institute for Cellular Therapies is also on pause and the Company can make no assurances as to when it will be opened. Additionally, the proposed spinoff of Celle Corp. is also on hold and may not occur depending on the outcome of the Duke dispute. See, “Risk Factors”.

During fiscal 2023, the Company recognized that there were indications of impairment of the assets associated with the Duke License Agreement. The Company evaluated the triggering events that existed as of November 30, 2023, tested the asset group for recoverability and measured the long-lived asset impairment. As a result, during the fourth quarter of fiscal 2023, the Company recorded an impairment charge of the full carrying value of $13,108,064.

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

Results of Operations – Nine-Month Period Ended August 31, 2024 Compared to the Nine-Month Period Ended August 31, 2023

Revenue. Revenue for the nine months ended August 31, 2024 was $23,961,761 as compared to $23,466,980 for the same period in 2023. The increase in revenue was in part due to a 3% increase in processing and storage fees.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 4% increase in recurring annual storage fee revenue offset by a 4% decrease in the number of new domestic cord blood specimens processed in the first nine months of fiscal 2024 versus the same period in 2023.

Product Revenue. For the nine months ended August 31, 2024, revenue from the product sales was $39,470 compared to $61,920 for the nine months ended August 31, 2023.

Public Cord Blood Banking Revenue. For the nine months ended August 31, 2024, revenue from the public cord blood banking sales was $205,799 compared to $398,896 for the nine months ended August 31, 2023. The increase in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the nine months ended August 31, 2024 was $6,311,064 as compared to $6,366,737 for the same period in 2023, representing a 1% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $89,103 and $140,203 for the nine months ended August 31, 2024 and August 31, 2023, respectively. Cost of Sales also includes $37,083 and $27,432 for the nine months ended August 31, 2024 and August 31, 2023, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $699,872 and $872,895 for the nine months ended August 31, 2024 and August 31, 2023, respectively, related to the public banks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended August 31, 2024 were $12,510,787 as compared to $11,722,435 for the 2023 period representing an 7% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2024 were $937,907 as compared to $727,648 for the 2023 period, of which $270,368 and $0, respectively, related to the Clinical Study and Research Agreement with Duke University to provide funding to complete the Duke IMPACT Study (See Note 12) and $273,309 and $0, respectively, related to clinical trial expenses related to the Company's Master Services Agreement with Emmes (See Note 12).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the nine months ended August 31, 2024 was $287,543 compared to $843,201 for the 2023 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the nine months ended August 31, 2024 was an increase of $3,829 compared to a decrease of $65,154 for the 2023 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of August 31, 2024. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Impairment of investment – Tianhe stock. The impairment of investment – Tianhe stock for the nine months ended August 31, 2024 was $308,000 compared to $0 for the same period in 2023. In accordance with the Asset Purchase Agreement between Cryo-Cell and Cord:Use dated June 11, 2018, Cryo-Cell acquired Cord:Use’s shares of common stock of Tianhe Stem Cell Biotechnologies, Inc., an Illinois corporation, engaged in medical and life science research that involves the use of stem cells derived from umbilical cord blood units in clinical trials for humans. The Tianhe stock investment value is based on fair value. Due to the lack of activity and lack of any profits, the Company believes that the investment is fully impaired.

Interest Expense. Interest expense during the nine months ended August 31, 2024, was $1,119,196 compared to $1,405,825 during the comparable period in 2023, of which, $307,221 and $623,577, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and Susser Bank as described in Note 5. Interest expense also includes of $806,244 and $765,283 as of the nine months ended August 31, 2024 and August 31, 2023, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. The remaining interest expense for the nine months ended August 31, 2023 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 12. During the nine months ended August 31, 2024, the Company capitalized interest expense of $409,307 related to the construction of the Company's new facility in North Carolina.

Gains on Marketable Securities. Gains on marketable securities for the nine months ended August 31, 2024 was $1,056,052 compared to $100,082 for the nine months ended August 31, 2023.

Gain (Loss) on Interest Rate Swap. Gain on the change in the fair value of a derivative for the nine months ended August 31, 2024 was $105,887 compared to $58,757 for the 2023 period. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Income Taxes. U.S. income tax expense for the nine months ended August 31, 2024 was $1,382,845 compared to $960,214 for the nine months ended August 31, 2023.

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

Results of Operations – Three-Month Period Ended August 31, 2024 Compared to the Three-Month Period Ended August 31, 2023

Revenue. Revenue for the three months ended August 31, 2024 was $8,066,715 as compared to $7,869,875 for the same period in 2023, a 3% increase.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 5% increase in recurring annual storage fee revenue offset by a 14% decrease in the number of new domestic cord blood specimens processed for three months ended August 31, 2024 versus the same period in 2023.

Product Revenue. For the three months ended August 31, 2024, revenue from the product sales was $636 compared to $2,543 for the three months ended August 31, 2023.

Public Cord Blood Banking Revenue. For the three months ended August 31, 2024, revenue from the public cord blood banking sales was $120,609 compared to $4,383 for the three months ended August 31, 2023. The increase in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the three months ended August 31, 2024 was $2,125,846 as compared to $2,156,187 for the same period in 2023, representing an 1% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $28,765 and $35,000 for the three months ended August 31, 2024 and August 31, 2023, respectively. Cost of Sales also includes $1,220 and $982 for the three months ended August 31, 2024 and August 31, 2023, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $265,536 and $178,927 for the three months ended August 31, 2024 and August 31, 2023, respectively, related to the public banks. The decrease in cost of sales for the three months ended August 31, 2024 versus August 31, 2023 is due to the decrease in the number of new domestic cord blood specimens processed during the three months ended August 31, 2024 versus August 31, 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended August 31, 2024 were $4,149,785 as compared to $3,804,564 for the 2023 period representing a 9% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2024 were $193,933 as compared to $344,132 for the 2023 period, of which $91,362 and $0, respectively, related to clinical trial expenses related to the Company's Master Services Agreement with Emmes (See Note 12).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended August 31, 2024 was $194,559 compared to $281,277 for the 2023 period.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the three months ended August 31, 2024 was an increase of $12,702 compared to an increase of $122,671 for the 2023 period. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of August 31, 2024. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Interest Expense. Interest expense during the three months ended August 31, 2024, was $533,464 compared to $469,642 during the comparable period in 2023, of which, $260,055 and $206,034, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and Susser Bank as described in Note 5. Interest expense also includes of $271,498 and $263,609 as of the three months ended August 31, 2024 and August 31, 2023, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

Gains on Marketable Securities. Gains on marketable securities for the three months ended August 31, 2024 was $522,458 compared to $93,386 for the three months ended August 31, 2023.

Gain on Change in Fair Value of Derivative. Gain on the change in the fair value of a derivative for the three months ended August 31, 2024 was $0 compared to $282,731 in the 2023 period. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Income Taxes. U.S. income tax expense for the three months ended August 31, 2024 was $328,186 compared to $387,060 for the three months ended August 31, 2023.

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

At August 31, 2024, the Company had cash and cash equivalents of $197,437 as compared to $406,067 at November 30, 2023. The decrease in cash and cash equivalents during the nine months ended August 31, 2024 was primarily attributable to the following:

•
Net cash from operating activities for the nine months ended August 31, 2024 was $3,853,917 which was attributable to the Company’s operating activities.
•
Net cash from operating activities for the nine months ended August 31, 2023 was $5,575,440 which was attributable to the Company’s operating activities.
•
Net cash used in investing activities for the nine months ended August 31, 2024 was $3,761,250 which was primarily attributable to $2,395,360 used to purchase equipment and and $1,759,828 used to purchase marketable securities, which was offset by the sale of marketable securities in the amount of $1,358,732.
•
Net cash used in investing activities for the nine months ended August 31, 2023 was $6,163,176 which was primarily attributable to $5,124,056 used to purchase property and equipment including a new facility and $1,082,924 used to purchase marketable securities.
•
Net cash used in financing activities for the nine months ended August 31, 2024 was $301,297 which was primarily attributable to the payments of $2,306,428 to partially repay the Susser Bank note payable and revolving line of credit described above and $1,423,871 used to repurchase the Company's common stock which were partially offset by the proceeds received from the line of credit with Susser Bank described above in the amount of $3,200,000.
•
Net cash used in financing activities for the nine months ended August 31, 2023 was $532,226 which was primarily attributable to the payments of $615,690 to partially repay the TCB and Susser Bank note payable described above and $799,036 used to repurchase the Company's common stock which was partially offset by the proceeds received from the line of credit with Susser Bank described above in the amount of $950,000.

The Company has a revolving line of credit, described above. The balance as of August 31, 2024 was $2,222,728 and is reflected on the accompanying balance sheet.

As previously disclosed, the Company entered into a Patent and Technology License Agreement dated effective as of February 23, 2021 (as amended, the "Duke License Agreement") with Duke University (“Duke”). Through the Duke License Agreement, the Company had anticipated, either directly or through its wholly-owned subsidiary, Celle Corp., exploring, testing, and administering treatments to patients with osteoarthritis and with conditions for which there are limited U.S. Food and Drug Administration (“FDA”) approved therapies, including cerebral palsy, autism, and multiple sclerosis. In connection therewith, the Company had anticipated requiring capital to pay for the startup expenses relating to its planned infusion clinic, to finance clinical trials related to the Duke License Agreement, to develop biopharmaceutical manufacturing capabilities and for capital expenditures for software enhancements and purchases of equipment and obligations under the Duke License Agreement. Specifically, the Company had previously anticipated that over $50 million would be needed over the next 5 years to fund its activities related to the Duke License Agreement.

However, on October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke with the American Arbitration Association (“AAA”). Among other things, the Company alleges in the Arbitration Demand that Duke fraudulently induced Cryo-Cell to enter the Duke License Agreement and further breached the agreement on various occasions. In connection therewith, the Company has requested that the arbitrator enter an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. Cryo-Cell has notified Duke that it believes such damages exceed $100 million.

As result of the Company’s Arbitration Demand against Duke, the Company currently is unable to predict its funding needs for activities related to the Duke License Agreement. Until the Duke arbitration claims are resolved, the Company does not anticipate making further investments (other than the completion of a comparability study estimated to cost less than $350,000 in additional capital) in activities related to the Duke License Agreement. The opening of the Cryo-Cell Institute for Cellular Therapies is also on pause and the Company can make no assurances as to when it will be opened. Additionally, the proposed spinoff of Celle Corp. is also on hold and may not take place depending on the final outcome of the Duke dispute.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operation, together with external sources of capital will be sufficient to fund its known cash needs for at least the next 12 months. However, cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood and cord tissue cellular storage services and managing discretionary expenses. Additionally, depending in part on the outcome of the Duke Arbitration Demand, the Company may require capital to pay for the startup expenses relating to its planned infusion clinic, to finance clinical trials related to the Duke License Agreement, to develop biopharmaceutical manufacturing capabilities and for capital expenditures for software enhancements and purchases of equipment and obligations under the Duke License Agreement. While we previously anticipated that over $50 million would be needed over the next 5 years to fund its activities related to the Duke License Agreement, as result of the Company’s Arbitration Demand against Duke, as discussed further in Note 12, the Company currently is unable to predict its funding needs for those activities. Until the Duke arbitration claims are resolved, the Company does not anticipate making further investments (other than the completion of a comparability study estimated to cost less than $350,000 in additional capital) in activities related to the Duke License Agreement. However, if required to continue to invest in the Duke License Agreement, the Company anticipates funding the related capital expenditures with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 5), potential additional debt financing and potential equity sales. There can be no assurances that the Company will be able to obtain such additional debt or equity financing on favorable terms or at all. If expected increases in revenues are not realized, or if expenses are higher than anticipated, or if the Company is unable to obtain additional financing, the Company will be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. Any reductions in expenditures, if necessary, may have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

See, “Note 12” and “Risk Factors”.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal controls over financial reporting during the nine months ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke with the American Arbitration Association (“AAA”), alleging that Duke fraudulently induced Cryo-Cell to enter the Duke License Agreement and breached the agreement on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment. In connection therewith, the Company has requested that the arbitrator enter an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. As of October 15, 2024, Duke has not responded to the Arbitration Demand. See “Note 12” and “Risk Factors” for additional information regarding Duke.

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

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operations, together with external sources of capital will be sufficient to fund its known cash needs for at least the next 12 months. However, cash flows from operations will depend primarily upon revenues from sales of its umbilical cord blood and cord tissue cellular storage services and managing discretionary expenses. Additionally, depending in part on the outcome of the Duke Arbitration Demand, the Company may require capital to pay for the startup expenses relating to its planned infusion clinic, to finance clinical trials related to the Duke License Agreement, to develop biopharmaceutical manufacturing capabilities and for capital expenditures for software enhancements and purchases of equipment and obligations under the Duke License Agreement. While the Company previously anticipated that over $50 million would be needed over the next 5 years to fund its activities related to the Duke License Agreement, as result of the Company’s Arbitration Demand against Duke, as discussed further in Note 12, the Company currently is unable to predict its funding needs for those activities. Until the Duke arbitration claims are resolved, the Company does not anticipate making further investments (other than the completion of a comparability study estimated to cost less than $350,000 in additional capital) in activities related to the Duke License Agreement. However, if required to continue to invest in the Duke License Agreement, the Company anticipates funding the related capital expenditures with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 5), potential additional debt financing and potential equity sales. There can be no assurances that the Company will be able to obtain such additional debt or equity financing on favorable terms or at all. If expected increases in revenues are not realized, or if expenses are higher than anticipated, or if the Company is unable to obtain additional financing, the Company will be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. Any reductions in expenditures, if necessary, may have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

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

There is uncertainty with regard to the outcome of the Duke Arbitration Demand.

As discussed in Note 12, on October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke with the American Arbitration Association (“AAA”), alleging, among other things, that Duke breached the Duke License Agreement, breached the implied contractual covenant of good faith and fair dealing, fraudulently induced the Company to enter the Duke License Agreement, and violated North Carolina’s Unfair Trade Practices Act. In connection therewith, the Company has requested that the arbitrator enter an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. As of October 15, 2024, Duke has not responded to the Arbitration Demand. The Company cannot currently predict the outcome of the arbitration or Duke’s response thereto, or the timing thereof. It is possible that Duke could assert affirmative defenses and counterclaims against the Company and that there could be an unfavorable outcome or resolution of any claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and expensive and there can be no assurance that the Company will prevail or how long such proceedings may last. The Company is not currently including an estimate of legal fees and other related litigation costs in its estimate of loss contingencies.

There is uncertainty with regard to whether we will be able to maximize shareholder value through the Duke License Agreement.

On February 22, 2024, the Company formed its wholly owned Delaware subsidiary, Celle Corp., to hold certain assets of Cryo-Cell not directly associated with the recurring revenue stream from privately banked, umbilical cord blood specimens. The Duke License Agreement has been transferred to Celle Corp. and other assets and liabilities were expected to be transferred to Cell Corp. in connection therewith. As previously disclosed, the Company’s Board of Directors has authorized the spin-off of Celle Corp. to the Company’s shareholders and to explore all strategic alternatives for the Company (post spin-off) to maximize shareholder value. As discussed further in Note 12, on October 4, 2024, the Company filed the Arbitration Demand against Duke, alleging that Duke fraudulently induced Cryo-Cell to enter the Duke License Agreement and breached the agreement on various occasions. As result of the Arbitration Demand against Duke, there can be no assurance that any such the spinoff or any contemplated strategic alternatives will take place. Furthermore, as further discussed in Note 12, there can be no assurances the Company will be able to commercialize the rights licensed under the Duke License Agreement or otherwise obtain the benefits of the Duke License Agreement. Nor can there be any assurances it will open the Cryo-Cell Institute for Cellular Therapies.

We are not assured of recouping our damages related to the Arbitration Demand against Duke nor our investment in the Duke License Agreement.

On October 4, 2024, the Company filed the Arbitration Demand against Duke with the AAA, alleging, among other things, that Duke is in breach of the Duke License Agreement, breached the implied contractual covenant of good faith and fair dealing, fraudulently induced the Company to enter into the Duke License Agreement, and violated North Carolina’s Unfair Trade Practices Act. In connection therewith, the Company has requested that the arbitrator enter an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. Cryo-Cell has notified Duke that it believes such damages exceed $100 million. The Company cannot currently predict the outcome of the arbitration or Duke’s response thereto. It is possible that Duke could assert affirmative defenses and counterclaims against the Company and that there could be an unfavorable outcome or resolution of any claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company may not be able to recover all or any of its damages or all or any of its investment in the Duke License Agreement.

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

Based upon shares of common stock outstanding as of August 31, 2024, our executive officers, directors, 5% stockholders (known to us through publicly available information) and their affiliates beneficially owned approximately 52% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 - 30, 2024	2,000	$8.20	—	1,212,540
July 1 - 31, 2024	—	$—	—	1,212,540
August 1 - 31, 2024	—	$—	—	1,212,540

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

Date: October 15, 2024