Form 10-Q/A
period 2024-08-31
CRYO CELL INTERNATIONAL INC
filed 2024-10-17
CIK 862692

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

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Cryo-Cell International, Inc. (the “Company”) for the third quarter ended August 31, 2024, originally filed with the Securities and Exchange Commission on October 15, 2024 (the “Original Form10-Q”), is being filed to amend and restate Part I – Financial Information (Unaudited), Item 1, Financial Statements, Notes to Consolidated Financial Statements, Note 9 - Commitments and Contingencies, Legal Proceedings, first paragraph, and Part II - Other Information, Item 1, Legal Proceedings, first paragraph, to include updated disclosure regarding the legal proceeding Lindsey Lehr v. Cryo-Cell International, Inc.. Those paragraphs are replaced with the following:

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

Date: October 17,2024