Form 10-K
period 2024-11-30
CRYO CELL INTERNATIONAL INC
filed 2025-02-28
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2024

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (May 31, 2024) was $43,849,869.

As of February 28, 2025, there were 8,082,159 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id: 344 Auditor Name: Wipfli LLP Auditor Location: Atlanta, Georgia

Forward-Looking Statements

This Form 10‑K, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents may contain statements which constitute "forward‑looking statements". The terms "Cryo-Cell International, Inc.," “Cryo-Cell,” "Company," "we," "our" and "us" refer to Cryo-Cell International, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate" and similar expressions and variations thereof, if used, are intended to specifically identify forward‑looking statements. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Those statements appear in a number of places in this Form 10‑K and in other places, and include statements regarding the intent, belief or current expectations of the Company and its directors or its officers with respect to, among other things, our future performance and operating results, our future operating plans, our liquidity and capital resources; and our legal proceedings. Investors and prospective investors are cautioned that any such forward‑looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward‑looking statements as a result of various factors. These uncertainties and other factors include the outcomes of the Company's pending legal proceedings, the success of product diversification, the Company’s actual future ownership stake in future therapies emerging from its collaborative research partnerships, the success related to its IP portfolio, the Company’s future competitive position in stem cell innovation, future success of its core business and the competitive impact of public cord blood banking on the Company’s business, the success of the Company’s initiative to expand its core business units to include biopharmaceutical manufacturing and operating clinics, the uncertainty of profitability from its biopharmaceutical manufacturing and operating clinics, the Company’s ability to minimize future costs to the Company related to R&D initiatives and collaborations and the success of such initiatives and collaborations, the success and enforceability of the Company’s umbilical cord blood and cord tissue license agreements, together with the associated intellectual property and their ability to provide the Company with royalty fees, as well as the Risk Factors set forth in this Form 10-K.

You should refer to “Item 1A. Risk Factors” in this annual report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this annual report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this annual report represent our views as of the date of this annual report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this annual report. You should read this annual report and the documents that we reference in this annual report and have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

.

ITEM 1. BUSINESS.

Introduction

Cryo-Cell International, Inc. (the “Company” or “Cryo-Cell”) is a Delaware corporation that was incorporated in 1989. The Company is organized in three reportable segments; 1.) cellular processing and cryogenic storage for family use, with a current focus on the collection and preservation of umbilical cord blood and tissue stem cells, 2.) the manufacture of PrepaCyte® CB Processing System (“PrepaCyte CB”) units, the processing technology used to process umbilical cord blood stem cells, and 3.) cellular processing and cryogenic storage of umbilical cord blood stem cells for public use. The Company, in combination with its global affiliates, currently stores over 240,000 cord blood and cord tissue specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their families. Founded in 1989, the Company was the world’s first private cord blood bank to separate and store stem cells in 1992. The Company's U.S.-based business operations, including the processing and storage of specimens, are handled from its headquarters facility in Oldsmar, Florida. The specimens are primarily stored in commercially available cryogenic storage units at the Company's technologically and operationally advanced facility in Durham, NC.

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

Despite the potential benefits of umbilical cord blood stem cell preservation, the number of parents of newborns participating in stem cell preservation is still relatively small compared to the number of births (four million per annum) in the United States. The Company believes some reasons for this low level of market penetration are the misperception of the high cost of stem cell storage and a general lack of awareness of the benefits of stem cell preservation programs. However, the Company believes evolving medical technology could significantly increase the utilization of the umbilical cord blood for transplantation and/or other types of treatments. The Company believes it offers the highest quality, highest value service targeted to a broad base of the market. We intend to maximize our growth potential through our superior quality, value-driven competitive leadership position, product differentiation, an embedded client base, increased public awareness and accelerated market penetration.

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

Due to the limited storage capacity of its existing facility in Oldsmar, FL, the Company purchased a 56,000 square foot facility located near the Research Triangle Park in the Regional Commerce Center in Durham, North Carolina ("New Facility"). The Company now has space for not only its existing and future internal storage needs, but also has the capacity to offer third party pharmaceutical companies and medical institutions storage services, to set up a cellular therapy laboratory to manufacture mesenchymal stromal cells ("MSCs") and the Cryo-Cell Institute for Cellular Therapies under the same roof.

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•
The world’s first private cord blood bank, that in combination with its global affiliates, currently stores over 240,000 cord blood and cord tissue specimens worldwide,
•
our facility's status as a cGMP- and cGTP-compliant private cord blood bank with AABB accreditation and FACT (the Foundation for the Accreditation for Cellular Therapy) accreditation,
•
a state-of-the-art laboratory processing facility,
•
utilization of a processing method using superior technology that yields the maximum recovery of healthy stem cells and provides superior red blood depletion over all other methods,
•
a five-compartment cord blood freezer bag that allows for multiple uses of the baby’s cord blood stem cells,
•
a safe, secure and monitored storage environment,
•
since inception, 100% viability rate of the Company’s specimens upon thaw for therapeutic use,
•
a state-of the-art, insulated collection kits,
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

The Company anticipates this New Facility will expand the Company’s cryopreservation and cold storage business by introducing a new service, ExtraVault (www.extravault.com). With over 30 years of experience in handling biological specimens for both research and clinical use, Cryo-Cell intends to leverage this expertise and offer these biorepository services to biopharmaceutical companies and healthcare institutions. The new facility will offer state-of-the-art biologic, reagent and vaccine storage at cost effective prices. A robust inventory management system is planned to be implemented that Cryo-Cell believes will allow customers to view their own inventory through a customer portal and place distribution orders online. As a result, it is anticipated ExtraVault will provide expertise, experience, customer electronic access and cost sensitive solutions to the Company’s partners in the biopharma and healthcare industries. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K.

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

Despite the potential benefits of umbilical cord blood stem cell preservation, the number of parents of newborns participating in stem cell preservation is still relatively small compared to the number of births (four million per annum) in the United States. The Company believes some reasons for this low level of market penetration are the misperception of the high cost of stem cell storage and a general lack of awareness of the benefits of stem cell preservation programs. However, evolving medical technology could significantly increase the utilization of the umbilical cord blood for transplantation and/or other types of treatments. The Company believes it offers the highest quality, highest value service targeted to a broad base of the market. We intend to maximize our growth potential through our superior quality, value-driven competitive leadership position, product differentiation, an embedded client base, increased public awareness and accelerated market penetration.

Umbilical Cord Blood and Cord Tissue Services

The Company markets its cord blood stem cell preservation services directly to expectant parents and by distributing information through obstetricians, pediatricians, childbirth educators, certified nurse-midwives and other related healthcare professionals. The Company believes that its revenues have been facilitated by a variety of referral sources, resulting from high levels of customer satisfaction. New expectant parent referrals during fiscal 2024 were provided by physicians, midwives and childbirth educators, and by client-to-client referrals and repeat clients storing the stem cells of their additional children.

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

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) or the screening or testing of a cell or tissue donor. In addition, with the purchase of the manufacturing rights to the PrepaCyte CB Processing System on June 30, 2015, Cryo-Cell is required to register this product as a Medical Device under the Federal Food, Drug, and Cosmetic Act which is also subject to FDA inspection. At November 30, 2024 and November 30, 2023, the Company was in compliance with these requirements.

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

License Agreement with Duke University

As previously disclosed, the Company entered into a Patent and Technology License Agreement dated effective as of February 23, 2021 with Duke University (“Duke”), for exclusive commercial rights to novel infusion treatments for patients with serious neurological conditions (as amended, the “Duke License Agreement”). Specifically, pursuant to the Duke License Agreement, Duke granted to the Company an exclusive license to make, have made, use, import, offer for sale, sell and otherwise commercially exploit (with the right to sublicense) certain licensed products and to practice certain licensed processes, and the exclusive right to use certain regulatory data and technical information in connection with such licensed patent rights, in the treatment, prevention, cure, reduction, mitigation or other management of certain diseases in humans, except, with regard to certain patent rights, in certain excluded fields of use and in certain territories, subject to Duke’s reserved rights to practice the licensed rights for all research, public service, internal (including clinical) and/or educational purposes. The Duke License Agreement was amended pursuant to the First Amendment to License Agreement dated February 4, 2022 and the Second Amendment to License Agreement dated February 17, 2023.

Through the Duke License Agreement, the Company had anticipated, either directly or through its wholly-owned subsidiary, Celle Corp., exploring, testing, and administering treatments to patients with osteoarthritis and with conditions for which there are limited U.S. Food and Drug Administration (“FDA”) approved therapies, including cerebral palsy, autism, and multiple sclerosis. These treatments were expected to utilize the unique immunomodulatory and potential regenerative properties derived from cord blood and cord tissue. Through the Duke License Agreement, the Company intended to develop three business units, namely: (1) its cord blood bank and other storage services (its historical business); (2) cord blood and cord tissue infusion clinic services in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain biologics license application (“BLA”) approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) were approved by the FDA. Additionally, to support such business expansion, the Company had anticipated opening and launching the Cryo-Cell Institute for Cellular Therapies, which it initially hoped to open as early as the fourth quarter of fiscal 2021, but no later than the first quarter of fiscal 2022 (and more recently reported as anticipated to open during the fourth quarter of fiscal 2024). However, due to Duke’s conduct, the Company has not been able to make the progress it had hoped to make in expanding patient access to innovative infusion treatments and has been prevented from commercializing the rights licensed under the Duke License Agreement, treating patients and otherwise obtaining the benefits of the Duke License Agreement. As such, after attempts to reach compromise, on October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) with the American Arbitration Association (“AAA”). Among other things, the Company alleges in the Arbitration Demand that Duke fraudulently induced Cryo-Cell to enter the Duke License Agreement and breached it on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter into Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment.

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

The Company has made the required payments due to Duke to date under the Duke License Agreement, and in Q4 2024 made the final payment of $187,400 under the Clinical Study and Research Agreement that the Company entered into with Duke dated March 3, 2023 in connection with the Second Amendment to the Duke License

Agreement. As previously disclosed, the Duke License Agreement also imposes certain future royalty payment obligations along with an obligation to pay certain legal fees and expenses associated with related patents. The Company is also obligated to pay Duke $2,000,000 two years after the first patient or subject is treated in the first Phase III clinical trial of a licensed product comprising mesenchymal stromal cells for an indication other than Autism Spectrum Disorder, of which there can be no assurances.

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

As of the twelve months ended November 30, 2024 and November 30, 2023, the Company recorded $0 and $960,774, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income.

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

The Company made total payments to all RSA holders of $1,058,311 and $1,009,813 for the fiscal years ended November 30, 2024 and November 30, 2023 respectively, exclusive of termination and repurchase payments. The Company recorded an RSA accrual of $1,344,866 and $1,076,411 as of November 30, 2024 and November 30, 2023, respectively, related to interest owed to the RSA holders, which is included in accrued expenses. The Company also recorded interest expense of $1,326,766 and $1,077,967 for the fiscal years ended November 30, 2024 and 2023, respectively, which is reflected in interest expense on the accompanying consolidated statements of operations.

License Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Panama (“affiliates”). Under the marketing agreements, the Company earns processing and storage revenues from affiliates that store specimens in the Company's facility.

Employees

At November 30, 2024, the Company had 82 full-time employees and 4 part-time employees on the staff of the Company. Additional employees and staff will be hired on an "as needed" basis. The Company believes its relationship with its employees is good. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

On February 22, 2024, the Company formed its wholly owned Delaware subsidiary, Celle Corp. Celle Corp. was created to hold certain assets of Cryo-Cell not directly associated with the recurring revenue stream from privately banked, umbilical cord blood specimens. The Duke Agreement has been transferred to Celle Corp. and other assets and liabilities were expected to be transferred. As previously disclosed, the Company’s Board of Directors has authorized the spin-off of Celle Corp. to the Company’s shareholders and to explore all strategic alternatives for the Company (post spin-off) to maximize shareholder value. As result of the Arbitration Demand against Duke, there can be no assurance that any such spinoff or any contemplated strategic alternatives will take place. There are several conditions that must first be satisfied, including obtaining certain third party consents, such as that of the Company’s lender. If the Company is unable to spinoff Cell Corp., it will continue to own Cell Corp. and will continue to be obligated under the Duke Agreement and related agreements, such as the Duke Research Agreement and the Master Services Agreement with Emmes Biopharma Services LLC, all of which impose significant funding obligations, which could negatively impact the Company’s financial condition.

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

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operations, together with external sources of capital will be sufficient to fund its known cash needs for at least the next 12 months. However, cash flows from operations will depend primarily upon revenues from sales of its umbilical cord blood and cord tissue cellular storage services and managing discretionary expenses. Additionally, depending in part on the outcome of the Duke Arbitration Demand, the Company may require capital to pay for the startup expenses relating to its planned infusion clinic, to finance clinical trials related to the Duke License Agreement, to develop biopharmaceutical manufacturing capabilities and for capital expenditures for software enhancements and purchases of equipment and obligations under the Duke License Agreement. While the Company previously anticipated that over $50 million would be needed over the next 5 years to fund its activities related to the Duke License Agreement, as a result of the Company’s Arbitration Demand against Duke, as discussed further in Note 18, the Company currently is unable to predict its funding needs for those activities. Until the Duke arbitration claims are resolved, the Company does not anticipate making further investments (other than the completion of a comparability study estimated to cost less than $350,000 in additional capital) in activities related to the Duke License Agreement. However, if required to continue to invest in the Duke License Agreement, the Company anticipates funding the related capital expenditures with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 4), potential additional debt financing and potential equity sales. There can be no assurances that the Company will be able to obtain such additional debt or equity financing on favorable terms or at all. If expected increases in revenues are not realized, or if expenses are higher than anticipated, or if the Company is unable to obtain additional financing, the Company will be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. Any reductions in expenditures, if necessary, may have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

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

As discussed in Note 18, on October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke with the American Arbitration Association, alleging, among other things, that Duke breached the Duke License Agreement, breached the implied contractual covenant of good faith and fair dealing, fraudulently induced the Company to enter the Duke License Agreement, and violated North Carolina’s Unfair Trade Practices Act. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company cannot currently predict the outcome of the arbitration. It is possible that there could be an unfavorable outcome or resolution of any claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and expensive and there can be no assurance that the Company will prevail or how long such proceedings may last. The Company is not currently including an estimate of legal fees and other related litigation costs in its estimate of loss contingencies.

There is uncertainty with regard to whether we will be able to maximize shareholder value through the Duke License Agreement.

On February 22, 2024, the Company formed its wholly owned Delaware subsidiary, Celle Corp., to hold certain assets of Cryo-Cell not directly associated with the recurring revenue stream from privately banked, umbilical cord blood specimens. The Duke License Agreement has been transferred to Celle Corp. and other assets and liabilities were expected to be transferred to Cell Corp. in connection therewith. As previously disclosed, the Company’s Board of Directors has authorized the spin-off of Celle Corp. to the Company’s shareholders and to explore all strategic alternatives for the Company (post spin-off) to maximize shareholder value. As discussed further in Note 18, on October 4, 2024, the Company filed the Arbitration Demand against Duke, alleging that Duke fraudulently induced Cryo-Cell to enter the Duke License Agreement and breached the agreement on various occasions. As result of the Arbitration Demand against Duke, there can be no assurance that any such the spinoff or any contemplated strategic alternatives will take place. Furthermore, as further discussed in Note 18, there can be no assurances the Company will be able to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke, spinoff Cell Corp. or otherwise obtain the benefits of the Duke License Agreement. Nor can there be any assurances it will open the Cryo-Cell Institute for Cellular Therapies.

We are not assured of recouping our damages related to the Arbitration Demand against Duke nor our investment in the Duke License Agreement.

On October 4, 2024, the Company filed the Arbitration Demand against Duke with the AAA, alleging, among other things, that Duke is in breach of the Duke License Agreement, breached the implied contractual covenant of good faith and fair dealing, fraudulently induced the Company to enter into the Duke License Agreement, and violated North Carolina’s Unfair Trade Practices Act. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. Cryo-Cell has notified Duke that it believes such damages exceed $100 million. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company cannot currently predict the outcome of the arbitration. It is possible that there could be an unfavorable outcome or resolution of any claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company may not be able to recover all or any of its damages or all or any of its investment in the Duke License Agreement.

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

We are subject to substantial regulation. We are required to register with the FDA under the Public Health Service Act because of our ongoing cellular storage business and are subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) or the screening or testing of a cell or tissue donor. In addition, with the purchase of the manufacturing rights to the PrepaCyte CB Processing System on June 30, 2015, we are required to register this product as a Medical Device under the Federal Food, Drug, and Cosmetic Act which is also subject to FDA inspection. The Company is in compliance with these requirements, but no assurances can be made that we will be able to meet future regulatory requirements. The division of FDA which regulates HCT/Ps is the Center for Biologics Evaluation and Research (“CBER”). Since 2004, the FDA has formulated a “Tissue Action Plan” which consists of these three rules:

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

We are subject to the Foreign Corrupt Practices Act.

The Foreign Corrupt Practices Act (“FCPA”), prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. Activities that violate the FCPA, even if they occur wholly outside the United States, can result in criminal and civil fines, imprisonment, disgorgement, oversight, and debarment from government contracts

The Company’s business may be impacted by political events, international trade disputes, war, terrorism, natural disasters, public health issues, industrial accidents and other business interruptions.

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

We incur significant legal, accounting and other expenses to meet our obligations as a publicly traded company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE American and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways that are not currently anticipated. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it difficult and expensive for us to maintain director and officer liability insurance coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers, which may adversely affect investor confidence in us and could cause our business or stock price to suffer.

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

Based upon shares of common stock outstanding as of November 30, 2024, our executive officers, directors, 5% stockholders (known to us through publicly available information) and their affiliates beneficially owned approximately 45% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We are a “smaller reporting company,” meaning that we have a public float of less than $250 million, have annual revenues of less than $100 million during the most recently completed fiscal year and the value of our voting and nonvoting common stock held by non-affiliates on the last business day of our second fiscal quarter in that fiscal year is less than $700.0 million. As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Risk Management Strategy

We have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We have begun to conduct risk assessments at least annually to identify cybersecurity threats. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls and other safeguards we have put in place to manage such risks. Our risk management process also encompasses cybersecurity risks associated with the use of our major third-party vendors and service providers. Following these risk assessments, we design, implement, and maintain reasonable safeguards to minimize the identified risks; reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards.

We believe we have allocated adequate resources related to our cybersecurity risk management processes and have designated our Chief Information Officer with the responsibility of managing the cybersecurity risk assessment and mitigation process with the oversight of the Chief Financial Officer responsible for the consolidated financial statements for the year ended November 30, 2024. As part of our overall risk management program, we provide cybersecurity training to employees in high-risk.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks arising from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole.

Our Chief Information Officer is primarily responsible for assessing and managing material risks from cybersecurity threats on a day-to-day basis.

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

The Company entered into a one-year lease in July 2023 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $48,000. The lease commenced during July 2023. On June 25, 2024, the Company entered into an extension of this lease for a two-year term for annual rent of approximately $53,000 commencing on July 1, 2024.

Rent charged to operations was $442,874 and $400,716 for the fiscal years ended November 30, 2024 and 2023, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of operations.

The future minimum rental payments under the current operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2025	$495,350
2026	$493,502
2027	$38,247

ITEM 3. LEGAL PROCEEDINGS.

On January 6, 2023, a complaint styled Lindsey Lehr v. Cryo-Cell International, Inc., Case No. 50-2023-CA-000091, was filed in the Circuit Court for Palm Beach County, Florida, naming the Company as defendant and asserting claims on behalf of a putative class of individuals who entered agreements with the Company for umbilical cord blood storage services since May 2018. The complaint alleged that the Company’s advertising does not accurately represent the value and efficacy of its services and asserted claims (and sought unspecified damages) under Florida law. On March 14, 2023, the Company removed the case to the United States District Court for the Southern District of Florida (Case No. 9:23-cv-80405-AMC), and on March 21, 2023, moved to compel arbitration and stay the case. On October 10, 2023, the Court granted the Company’s motion to compel arbitration and stayed the case. On October 27, 2023, the plaintiff filed a demand for arbitration and statement of claims with the American Arbitration Association, and on January 18, 2024, the plaintiff filed an amended statement of claims dropping her class action allegations against the Company. On March 19, 2024, the Company filed an answering statement and counterclaim in response to the plaintiff’s claims. A final hearing on the plaintiff’s remaining individual claims and on the Company’s counterclaim is scheduled for September 2025. The Company believes the plaintiff’s claims are unlikely to prevail and is contesting the action vigorously. The Company believes that the resolution of this matter should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

On October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke University with the American Arbitration Association alleging that Duke fraudulently induced the Company to enter its Patent and Technology License Agreement with Duke and that Duke breached the agreement on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of the Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company believes Duke’s counterclaims are without merit and intends to contest them vigorously. The Company believes that the resolution of the Duke counterclaims should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted (inclusive of the claims the Company asserts against Duke and the counterclaims Duke asserts against the Company), which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies. See “Note 18” and "Risk Factors" for additional information regarding Duke.

In addition to the above lawsuit, from time to time, the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is quoted on the NYSE American LLC under the symbol “CCEL”. The last price of our common stock as reported on the NYSE American on February 20, 2025 was $8.05 per share. As of November 30, 2024, the Company had 144 shareholders of record, and management believes there are approximately 1,500 additional beneficial holders of the Company’s common stock.

On October 29, 2024, the Board of Directors of the Company declared a cash dividend of $0.25 per share of common stock to be paid to its stockholders of record as of the close of business on November 29, 2024. The total paid by the Company was $2,020,539. The dividend was funded by a revolving line of credit from Susser Bank (see Note 4).

On January 24, 2025, subsequent to the balance sheet date, the Board of Directors of the Company declared a cash dividend of $0.25 per share of common stock to be paid to its stockholders of record as of the close of business on February 28, 2025.

Unregistered Sale of Equity Securities and Use of Proceeds

None.

Stock Repurchases in the Fourth Quarter

There were no purchases of the Company's common stock during the three months ended November 30, 2024.

The following table sets forth as of November 30, 2024, the Company’s equity compensation plans approved by shareholders. At such date the Company had no equity compensation plans that had not been approved by shareholders.

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants, rights and issued restricted shares	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Cryo-Cell International, Inc. 2006 Stock Incentive Plan	15,000	$3.09	—
Cryo-Cell International, Inc. 2012 Stock Incentive Plan	188,578	$8.09	—
Cryo-Cell International, Inc. 2022 Stock Incentive Plan	765,300	$9.46	724,700
Total	968,878	$9.10	724,700

ITEM 6. RESERVED.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2024, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K. This Form 10-K press releases and certain information provided periodically in writing or orally by the Company's officers or its agents may contain statements which constitute "forward‑looking statements". The terms "Cryo-Cell International, Inc.," “Cryo-Cell,” "Company," "we," "our" and "us" refer to Cryo-Cell International, Inc. The words "expect," “anticipate,” "believe," "goal," “strategy,” "plan," "intend," "estimate" and similar expressions and variations thereof, if used, are intended to specifically identify forward‑looking statements. Those statements appear in a number of places in this Form 10‑K and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

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

a.
the complexities, uncertainties, required consents and timing related to the potential spinoff of Celle Corp.,
b.
any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;
c.
any increased competition in our business including increasing competition from public cord blood banks particularly in overseas markets but also in the U.S.;
d.
any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;
e.
any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of new types of stem cells;
f.
any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;
g.
any technological or medical breakthroughs that would render our business of stem cell preservation obsolete;
h.
any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;
i.
any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;
j.
the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;
k.
the success of our licensing agreements and their ability to provide us with royalty fees;
l.
any difficulties and increased expense in enforcing our international licensing agreements;
m.
any adverse performance by or relations with any of our licensees;
n.
any inability to enter into new licensing arrangements including arrangements with non-refundable upfront fees;

o.
any inability to realize cost savings as a result of recent acquisitions;
p.
any inability to realize a return on an investment;
q.
any adverse impact on our revenues and operating margins as a result of discounting of our services in order to generate new business in tough economic times where consumers are selective with discretionary spending;
r.
the success of our global expansion initiatives and product diversification;
s.
our actual future ownership stake in future therapies emerging from our collaborative research partnerships;
t.
our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;
u.
any inability to successfully identify and consummate strategic acquisitions;
v.
any inability to realize benefits from any strategic acquisitions;
w.
the Company’s ability to realize a profit on the acquisition of PrepaCyte-CB;
x.
the Company’s ability to realize a profit on the acquisition of Cord:Use;
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
the success of the Company's initiative to purchase a new facility and expand the Company's cryopreservation and cold storage business by introducing a new service, ExtraVault,
cc.
the expense, timing and uncertain results of clinical trials related to the Duke Agreement,
dd.
the Company's ability to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke or otherwise obtaining the benefits of the Duke License Agreement,
ee.
the Company's spinoff of Celle Corp.,
ff.
the outcome of the Company's Arbitration Demad against Duke, and
gg.
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

Overview

The Company currently stores over 240,000 cord blood and cord tissue specimens for the exclusive benefit of newborn babies and possibly other members of their families. Founded in 1989, the Company was the world’s first private cord blood bank to separate and store stem cells in 1992. The Company’s U.S.-based business operations, including the processing and storage of specimens, are handled from its headquarters facility in Oldsmar, Florida.

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

As discussed further in Note 18, on February 23, 2021, the Company entered into a Patent and Technology License Agreement (the “Duke License Agreement”) with Duke University (“Duke”). The Duke License Agreement grants the Company certain rights to proprietary processes and regulatory data related to cord blood and cord tissue developed at Duke. Through the Duke License Agreement, the Company had anticipated, either directly or through its wholly-owned subsidiary, Celle Corp., exploring, testing, and administering treatments to patients for which there are limited U.S. Food and Drug Administration (“FDA”) approved therapies, including cerebral palsy and autism. These treatments were expected to utilize the unique immunomodulatory and potential regenerative properties derived from cord blood and cord tissue. Through the Duke License Agreement, the Company intended to develop three business units, namely: (1) its cord blood bank and other storage services (its historical business); (2) cord blood and cord tissue infusion clinic services services initially under the FDA’s Expanded Access Program and in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain biologics license application (“BLA”) approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) were approved by the FDA. Additionally, to support such business expansion, the Company had anticipated opening and launching the Cryo-Cell Institute for Cellular Therapies, which it initially hoped to open as early as the fourth quarter of fiscal 2021, but no later than the first quarter of fiscal 2022 (and more recently reported as anticipated to open during the fourth quarter of fiscal 2024). As of the date hereof, the Company can make no assurances it will be able to expand its business into business units (2) and (3) above.

Until the Duke Dispute is resolved, the Company does not anticipate making further investments (other than the completion of a comparability study estimated to cost less than $350,000 in additional capital) in activities related to the Duke License Agreement. The opening of the Cryo-Cell Institute for Cellular Therapies is also on pause and the Company can make no assurances as to when it will be opened. Additionally, the proposed spinoff of Celle Corp. is also on hold and may not take place depending on the final outcome of the Duke Dispute. See, “Risk Factors”.

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

Consistent with its fiduciary duties, the board of directors and management has reviewed and will continue to review strategic options and opportunities for the Company, in order to maximize shareholder value. These options may include, but are not limited to, strategic mergers or acquisitions, investments in other public and/or private companies, repurchases of the Company's common stock or RSA interests. These options may or may not be related to the Company’s current business. In order to undertake any of the aforementioned activities, the Company may take on substantial debt or equity capital which could increase the risk of investment in the Company.

Results of Operations

Revenue. For the fiscal year ended November 30, 2024, the Company had revenue of $31,986,106 compared to $31,343,695 for the fiscal year ended November 30, 2023, an increase of 2% as a result of the reasons discussed below.

Processing and Storage Fees. For the fiscal year ended November 30, 2024, processing and storage fees were $31,551,550 compared to $30,796,091 for the fiscal year ended November 30, 2023. Processing and storage fee revenue is attributable to a 4% increase in recurring annual storage fee revenue offset by a 6% decrease in the number of new domestic cord blood specimens processed in fiscal year 2024 to fiscal year 2023.

Product Revenue. For the twelve months ended November 30, 2024, revenue from the product sales was $67,884 compared to $66,456 for the twelve months ended November 30, 2023.

Public Cord Blood Banking Revenue. For the twelve months ended November 30, 2024, revenue from the public cord blood banking sales was $366,672 compared to $481,148 for the twelve months ended November 30, 2023.

Cost of Sales. For the fiscal year ended November 30, 2024, cost of sales was $7,947,752 as compared to $8,390,463 for the fiscal year ended November 30, 2023, representing a 5% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $118,859 for the year ended November 30, 2024 compared to $171,697 for the 2023 period. Also, included in Cost of Sales is $45,082 and $35,490 related to the costs associated with production of the PrepaCyte CB processing and storage system for the twelve months ended November 30, 2024 and November 30, 2023, respectively. Also included in Cost of Sales is $1,012,788 and $1,138,096 related to public cord blood banking for the twelve months ended November 30, 2024 and November 30, 2023, respectively. The decrease in cost of sales for the twelve months ended November 30, 2024 versus November 30, 2023 is due to the decrease in the number of new domestic cord blood specimens processed during the twelve months ended November 30, 2024 versus November 30, 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the fiscal year ended November 30, 2024 were $18,521,218 as compared to $17,167,361 for the fiscal year ended November 30, 2023 representing an 8% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2024, were $1,242,536 as compared to $1,171,456 in 2023, of which $324,435 and $0, respectively, related to the Clinical Study and Research Agreement with Duke University to provide funding to complete the Duke IMPACT Study (See Note 18) and $396,731 and $0, respectively, related to clinical trial expenses related to the Company's Master Services Agreement with Emmes (See Note 18).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the fiscal year ended November 30, 2024 was $483,522 compared to $1,124,228 for fiscal 2023. The decrease is due to the impairment of the assets associated with the Duke License Agreement, see Note 18.

Change in the Fair Value of Contingent Consideration. Change in the fair value of the contingent consideration for the fiscal year ended November 30, 2024 was an increase of $2,794 compared to an decrease of $1,050,978 for fiscal 2023. The contingent consideration is the earnout that Cord:Use is entitled to from the Company’s sale of the public cord blood inventory from and after closing, described above. The contingent consideration was remeasured to fair value as of November 30, 2024. The estimated fair value of the contingent earnout was determined using a Monte Carlo analysis examining the frequency and mean value of the resulting earnout payments. The resulting value captures the risk associated with the form of the payout structure. The risk-neutral method is applied, resulting in a value that captures the risk associated with the form of the payout structure and the projection risk. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different from the estimated value of the liability.

Impairment of Public Inventory. The impairment of public inventory for the twelve months ended November 30, 2024 was $0 compared to $3,737,133 for the 2023 period. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $0 and $3,737,133 was recognized during the fourth quarter of November 30, 2024 and November 30, 2023, respectively, to reduce inventory from cost to net realizable value.

Impairment of investment – Tianhe stock. The impairment of investment – Tianhe stock for the twelve months ended November 30, 2024 was $308,000 compared to $0 for the same period in 2023. In accordance with the Asset Purchase Agreement between Cryo-Cell and Cord:Use dated June 11, 2018, Cryo-Cell acquired Cord:Use’s shares of common stock of Tianhe Stem Cell Biotechnologies, Inc., an Illinois corporation, engaged in medical and life science research that involves the use of stem cells derived from umbilical cord blood units in clinical trials for humans. The Tianhe stock investment value is based on fair value. Due to the lack of activity and lack of any profits, the Company believes that the investment is fully impaired.

Impairment of Duke Assets. The impairment of Duke assets for the twelve months ended November 30, 2024 was $0 compared to $13,108,064 for the 2023 period. During fiscal 2023, the Company recognized that there were indications of impairment of the assets associated with the Duke license agreement. The Company evaluated the triggering events that existed as of November 30, 2023, tested the asset group for recoverability and measured the long-lived asset impairment. During the fourth quarter of fiscal 2023, the results received from a phase 2/3 trial to treat osteoarthritis of the knee conducted to compare the effectiveness of an injection of a corticosteroid control to mesenchymal stem cell (MSC) preparations from autologous bone marrow concentrate (BMAC), adipose derived stem cells in the form of Stromal Vascular Fraction (SVF), and third-party human mesenchymal stem cells manufactured from umbilical cord tissue at Duke University for the treatment of unilateral Knee Osteoarthritis (OA). No benefit was shown from any of the sources compared to the current standard of care. Given these results (that included the Duke MSCs to which the Company licensed the exclusive rights) and other factors, it was determined that the uncertain future cash flows from the Duke license agreement may not be enough to recover the carrying value of the asset resulting in a fully impaired asset.

Interest Expense. Interest expense during the fiscal year ended November 30, 2024 was $1,864,684 compared to $1,236,794 in fiscal 2023, of which $532,188 and $140,589, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and Susser Bank as described in Note 4. Interest Expense is also comprised of $1,326,766 and $1,077,967 as of the twelve months ended November 30, 2024 and November 30, 2023, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. The remaining interest expense for the twelve months ended November 30, 2023 is due to the accretion of the outstanding liability due to Duke per the Agreement, see Note 18. During fiscal 2024 and fiscal 2023, the Company capitalized $409,307 and $683,524, respectively, of interest related to the construction of the Company's new facility in North Carolina.

Gain on Interest Rate Swap. Gain on the change in the fair value of a derivative for the fiscal year ended November 30, 2024 was $105,887 versus $122,133 for the fiscal year ended November 30, 2023. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Income Taxes. U.S. income tax expense for the twelve months ended November 30, 2024 was $2,402,026 compared to an income tax benefit of $3,842,826 for the twelve months ended November 30, 2023. $1,314,454 of the income tax expense for the twelve months ended November 30, 2024, is attributable to the impact of the state of Florida revenue apportionment methodology change. The change decreased the value of the Company’s deferred tax asset by $1,314,454 resulting in an increase of income tax expense on the accompanying consolidated statement of operations as of November 30, 2024.

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

There was approximately $2,717,000 and $1,821,000 of U.S. income taxes paid for fiscal years ended November 30, 2024 and November 30, 2023, respectively.

Liquidity and Capital Resources

On July 18, 2022, the Company entered into a Credit Agreement (“Susser Agreement ”) with Susser Bank, a Texas state bank, as administrative agent (“Susser”) on behalf of itself and the other lenders (collectively, the “Lenders”), which was amended pursuant to an Amendment to Credit Agreement dated July 29, 2022, for (i) a revolving credit facility in an aggregate principal amount of up to $10,000,000 (the “RCF”); and (ii) a term loan facility in an original principal amount of $8,960,000 (the “Term Loan Susser” and together with the RCF collectively, the “Loans”). In connection with the RCF the Company entered into a Revolving Credit Note, in favor of Susser, in the stated principal amount of $10,000,000 (the “RCF Note”), and in connection with the Term Loan the Company entered into a Term Note, in favor of Susser, in the stated principal amount of $8,960,000 (the “Term Note” and together with RCF Note, collectively, the “Notes”). See Note 4.

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

At November 30, 2024, the Company had cash and cash equivalents of $560,960 as compared to $406,067 at November 30, 2023. The increase in cash and cash equivalents during the twelve months ended November 30, 2024 was primarily attributable to the following:

•
Net cash provided by operating activities in fiscal 2024 was $6,010,910 which was attributable to the Company’s operating activities.
•
Net cash provided by operating activities in fiscal 2023 was $8,919,754 which was attributable to the Company’s operating activities.
•
Net cash used in investing activities in fiscal 2024 was $4,876,899 which was primarily attributable to $2,403,708 used to purchase equipment, $1,200,000 used as part of the Patent and Technology License Agreement with Duke (See Note 18), and $2,891,423 for the purchase of marketable securities, which was offset by the sale of marketable securities in the amount of $1,516,359.
•
Net cash used in investing activities in fiscal 2023 was $8,144,754 which was primarily attributable to $6,838,969 used to purchase property and equipment including a new facility, $799,999 used as part of the Patent Option and Technology License Agreement with Duke (See Note 18) and $1,083,923 for the purchase of marketable securities, which was offset by the sale of marketable securities in the amount of $397,831.
•
Net cash used in financing activities in fiscal 2024 was $979,118 which was primarily attributable to the payments of $136,382 to partially repay the Susser Bank notes payable described above, $1,423,871 used to repurchase the Company's common stock, and $2,922,728 to repay the RCF which was partially offset by the receipt of $5,220,000 received per a RCF from Susser Bank described above.
•
Net cash from financing activities in fiscal 2023 was $2,072,891 which was primarily attributable to the payments of $156,355 to partially repay the Susser Bank notes payable described above, $799,036 used to repurchase the Company's common stock, and $2,000,000 to repay the RCF which was partially offset by the receipt of $950,000 received per a RCF from Susser Bank described above.

The Company has a revolving line of credit, described above. The balance as of November 30, 2024 is $3,520,000 and is reflected on the accompanying balance sheet.

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

However, on October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke with the American Arbitration Association. Among other things, the Company alleges in the Arbitration Demand that Duke fraudulently induced Cryo-Cell to enter the Duke License Agreement and further breached the agreement on various occasions. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. The Compay has notified Duke that it believes such damages exceed $100 million.

On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims.

As result of the Company’s Arbitration Demand against Duke, the Company currently is unable to predict its funding needs for activities related to the Duke License Agreement. Until the Duke Dispute is resolved, the Company does not anticipate making further investments (other than the completion of a comparability study estimated to cost less than $350,000 in additional capital) in activities related to the Duke License Agreement. The opening of the Cryo-Cell Institute for Cellular Therapies is also on pause and the Company can make no assurances as to when it will be opened. Additionally, the proposed spinoff of Celle Corp. is also on hold and may not take place depending on the final outcome of the Duke dispute.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operation, together with external sources of capital will be sufficient to fund its known cash needs for at least the next 12 months. However, cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood and cord tissue cellular storage services and managing discretionary expenses. Additionally, depending in part on the outcome of the Duke Arbitration Demand, the Company may require capital to pay for the startup expenses relating to its planned infusion clinic, to finance clinical trials related to the Duke License Agreement, to develop biopharmaceutical manufacturing capabilities and for capital expenditures for software enhancements and purchases of equipment and obligations under the Duke License Agreement. While we previously anticipated that over $50 million would be needed over the next 5 years to fund its activities related to the Duke License Agreement, as result of the Company’s Arbitration Demand against Duke, as discussed further in Note 18, the Company currently is unable to predict its funding needs for those activities. Until the Duke Dispute is resolved, the Company does not anticipate making further investments (other than the completion of a comparability study estimated to cost less than $350,000 in additional capital) in activities related to the Duke License Agreement. However, if required to continue to invest in the Duke License Agreement, the Company anticipates funding the related capital expenditures with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 4), potential additional debt financing and potential equity sales. There can be no assurances that the Company will be able to obtain such additional debt or equity financing on favorable terms or at all. If expected increases in revenues are not realized, or if expenses are higher than anticipated, or if the Company is unable to obtain additional financing, the Company will be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. Any reductions in expenditures, if necessary, may have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

See "Note 18" and "Risk Factors".

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

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the twelve months ended November 30, 2024 and November 30, 2023.

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

Stock Compensation

As of November 30, 2024, the Company has three stock-based employee compensation plans, which are described in Note 10 to the consolidated financial statements.

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

Inventories

As part of the Asset Purchase Agreement, the Company has an agreement with Duke University (“Duke”) for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of November 30, 2024, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 2). Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $0 and $3,737,133 was recognized during the fourth quarter of 2024 and 2023, respectively, to reduce inventory from cost to net realizable value.

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

7000 Central Parkway NE	404.420.5691
Suite 1000	wipfli.com
Atlanta, GA 30328

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cryo-Cell International, Inc.

Oldsmar, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. and subsidiaries (the “Company”), as of November 30, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate of Public Inventory Valuation

As described in Notes 1 and 2 to the financial statements, the Company’s inventory of finished goods related to public inventory totaled $5,279,866.

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

Our procedures related to management’s forecasts of demand used to record a potential impairment for excess inventories included the following, among others:

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

Atlanta, Georgia

February 28, 2025

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2024	2023
ASSETS
Current Assets
Cash and cash equivalents	$560,960	$406,067
Marketable securities	2,935,183	574,183
Accounts receivable (net of allowance for
doubtful accounts of $4,266,405 and $3,822,300, respectively)	7,309,094	6,576,240
Prepaid expenses	637,055	615,407
Inventory, current portion	657,703	768,877
Swap contract	—	122,113
Other current assets	454,598	389,950
Total current assets	12,554,593	9,452,837
Property and Equipment-net	21,894,263	20,996,883
Other Assets
Investment - Tianhe stock	—	308,000
Intangible assets, net	921,254	989,121
Inventory, net of current portion	4,942,115	5,260,119
Goodwill	1,941,411	1,941,411
Deferred tax assets	20,802,023	20,492,749
Operating lease right-of-use asset	806,339	1,033,157
Deposits and other assets, net	815,635	746,493
Total other assets	30,228,777	30,771,050
Total assets	$64,677,633	$61,220,770
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$1,882,274	$3,174,584
Accrued expenses	5,809,872	5,170,809
Note payable	170,488	165,641
Line of credit	3,520,000	1,222,728
Current portion of operating lease liability	428,334	225,686
Duke license agreement liability	—	1,200,000
Deferred revenue	9,788,574	9,704,553
Total current liabilities	21,599,542	20,864,001

Other Liabilities
Deferred revenue, net of current portion	46,556,990	41,186,800
Contingent consideration	47,020	44,226
Note payable, net of current portion and debt issuance costs	8,310,045	8,430,037
Operating lease long-term liability	505,053	851,938
Long-term liability - revenue sharing agreements	875,000	875,000
Total other liabilities	56,294,108	51,388,001
Total liabilities	77,893,650	72,252,002

Commitments and contingencies (Note 12)	—	—

Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,869,619 issued and 8,082,159 outstanding as of November 30, 2024 and 14,849,246 issued and 8,286,785 outstanding as of November 30, 2023)	148,696	148,492
Additional paid-in capital	44,268,469	43,411,143
Treasury stock, at cost	(24,855,556)	(23,431,685)
Accumulated deficit	(32,777,626)	(31,159,182)
Total stockholders' deficit	(13,216,017)	(11,031,232)
Total liabilities and stockholders' deficit	$64,677,633	$61,220,770

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	November 30,	November 30,
	2024	2023
Revenue:
Processing and storage fees	$31,551,550	$30,796,091
Public banking revenue	366,672	481,148
Product revenue	67,884	66,456
Total revenue	31,986,106	31,343,695
Costs and Expenses:
Cost of sales	7,947,752	8,390,463
Selling, general and administrative expenses	18,521,218	17,167,361
Impairment of public inventory	—	3,737,133
Impairment of investment - Tianhe stock	308,000	—
Impairment of Duke assets	—	13,108,064
Change in fair value of contingent consideration	2,794	(1,050,978)
Research, development and related engineering	1,242,536	1,171,456
Depreciation and amortization	483,522	1,124,228
Total costs and expenses	28,505,822	43,647,727
Operating Income (Loss)	3,480,284	(12,304,032)
Other Income (Expense):
Gains on marketable securities	1,076,051	50,777
Gain on interest rate swap	105,887	122,113
Other income	6,583	3,441
Interest expense	(1,864,684)	(1,236,794)
Total other income (expense)	(676,163)	(1,060,463)
Income before income tax expense	2,804,121	(13,364,495)
Income tax (expense) benefit	(2,402,026)	3,842,826
Net income (loss)	$402,095	$(9,521,669)
Net income (loss) per common share - basic	$0.05	$(1.14)
Weighted average common shares outstanding - basic	8,130,676	8,340,839
Net income (loss) per common share - diluted	$0.05	$(1.14)
Weighted average common shares outstanding - diluted	8,212,510	8,340,839

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	November 30,	November 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$402,095	$(9,521,669)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	693,847	1,399,667
Impairment of public inventory	—	3,737,133
Impairment of investment - Tianhe stock	308,000	—
Impairment of Duke assets	—	13,108,064
Change in fair value of contingent consideration	2,794	(1,050,978)
Gains on marketable securities	(1,076,051)	(50,777)
Unrealized gain on interest rate swap contract	(105,887)	(122,113)
Compensatory element of stock options	781,128	816,639
Provision for doubtful accounts	1,266,905	1,036,390
Deferred income tax benefit	(309,274)	(6,750,350)
Amortization of debt issuance costs	21,237	21,631
Amortization of operating lease right-of-use asset	327,750	310,744
Changes in assets and liabilities:
Accounts receivable	(1,999,759)	(1,568,689)
Prepaid expenses	(21,648)	(48,850)
Inventory	429,178	360,445
Other current assets	(64,648)	36,929
Deposits and other assets, net	(69,142)	(99,267)
Accounts payable	(423,720)	688,935
Accrued expenses	639,063	1,582,135
Operating lease liability	(245,169)	(271,232)
Deferred revenue	5,454,211	5,304,967
Net cash from operating activities	6,010,910	8,919,754
Cash flows from investing activities:
Purchases of property and equipment	(2,403,708)	(6,838,969)
Payment of Duke license agreement	(1,200,000)	(799,999)
Proceeds from liquidation of marketable securities	101,873	179,306
Purchases of marketable securities	(2,891,423)	(1,082,923)
Sale of marketable securities	1,516,359	397,831
Net cash used in investing activities	(4,876,899)	(8,144,754)
Cash flows used in financing activities:
Treasury stock purchases	(1,423,871)	(799,036)
Repayments of note payable	(136,382)	(156,355)
Repayment of line of credit	(2,922,728)	(2,000,000)
Proceeds from the exercise of stock options	76,402	—
Proceeds from line of credit	5,220,000	950,000
Dividends paid	(2,020,539)	—
Proceeds from Swap termination	228,000	—
Payment of Cord:Use earnout	—	(67,500)
Net cash used in financing activities	(979,118)	(2,072,891)
Increase (decrease) in cash and cash equivalents	154,893	(1,297,891)
Cash and cash equivalents - beginning of period	406,067	1,703,958
Cash and cash equivalents - end of period	$560,960	$406,067

Supplemental non-cash operating activities:
Lease liability arising from right-of-use asset	$100,932	$737,867
Supplemental investing activities:
Construction costs payable	$(880,348)	$880,348
Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,976,808	$1,808,751
Income taxes	$2,716,993	$1,820,802

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2022	14,848,001	$148,480	$42,597,380	$(22,632,649)	$(21,637,513)	$(1,524,302)
Exercise of stock options	1,245	12	(2,876)			(2,864)
Compensatory element of stock options			816,639			816,639
Treasury stock				(799,036)		(799,036)
Net loss					(9,521,669)	(9,521,669)
Balance at November 30, 2023	14,849,246	$148,492	$43,411,143	$(23,431,685)	$(31,159,182)	$(11,031,232)
Exercise of stock options	20,373	204	76,198			76,402
Compensatory element of stock options			781,128			781,128
Treasury stock				(1,423,871)		(1,423,871)
Dividends declared ($0.25 per share)					(2,020,539)	(2,020,539)
Net income					402,095	402,095
Balance at November 30, 2024	14,869,619	$148,696	$44,268,469	$(24,855,556)	$(32,777,626)	$(13,216,017)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2024 and 2023

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business.

Cryo-Cell International, Inc. (“the Company” or “Cryo-Cell”) was incorporated in Delaware on September 11, 1989 and is headquartered in Oldsmar, Florida. The Company is organized in three reportable segments, cellular processing and cryogenic cellular storage, with a current focus on the collection and preservation of umbilical cord blood stem cells for family use, the manufacture of PrepaCyte CB units, the processing technology used to process umbilical cord blood stem cells and cellular processing and cryogenic storage of umbilical cord blood stem cells for public use. Revenues for the cellular processing and cryogenic cellular storage represent sales of the umbilical cord blood stem cells program to customers and income from licensees selling the umbilical cord blood stem cells program to customers outside the United States. Revenues for the manufacture of PrepaCyte CB units represent sales of the PrepaCyte CB units to customers. Revenue for the cryogenic storage of umbilical cord blood stem cells for public use, stored at Duke University (see below), is generated from the sale of the cord blood units to the National Marrow Donor Program (“NMDP”), which distributes the cord blood units to transplant centers located in the United States and around the world. The Company's U.S.-based business operations, including the processing and storage of specimens, are handled from its headquarters facility in Oldsmar, Florida. The specimens are primarily stored in commercially available cryogenic storage units at the Company's technologically and operationally advanced facility in Durham, NC.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of November 30, 2024 and November 30, 2023 and for the years then ended includes the accounts of the Company and all of its subsidiaries, which are inactive. All intercompany balances have been eliminated upon consolidation.

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

During fiscal 2024 and 2023, there were no concentration of risks.

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

As of November 30, 2024, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $56,345,564, which will be recognized ratably on a straight-line basis over the contractual period of which $9,788,574 will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the twelve months ended November 30, 2024 and November 30, 2023, the Company recorded $45,375 and $41,056, respectively, in commission payments to customers under the RAF program as a reduction to revenue. For the twelve months ended November 30, 2024 and November 30, 2023, the Company capitalized additional contract acquisition costs of $118,498 and $114,139, respectively, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of operations is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	November 30, 2024	November 30, 2023
Contract assets (sales commissions)	$775,147	$695,695
Accounts receivable	$7,309,094	$6,576,240
Short-term contract liabilities (deferred revenue)	$9,788,574	$9,704,553
Long-term contract liabilities (deferred revenue)	$46,556,990	$41,186,800

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the twelve months ended November 30, 2024 and November 30, 2023.

The following table presents changes in the Company’s contract assets and liabilities during the twelve months ended November 30, 2024:

	Balance at December 1, 2023	Additions	Deductions	Balance at November 30, 2024
Contract assets (sales commissions)	$695,695	$118,498	$(39,046)	$775,147
Accounts receivable	$6,576,240	$42,735,527	$(42,002,673)	$7,309,094
Contract liabilities (deferred revenue)	$50,891,353	$21,665,729	$(16,211,518)	$56,345,564

The following table presents changes in the Company’s contract assets and liabilities during the twelve months ended November 30, 2023:

	Balance at December 1, 2022	Additions	Deductions	Balance at November 30, 2023
Contract assets (sales commissions)	$615,628	$114,139	$(34,072)	$695,695
Accounts receivable	$6,043,941	$34,592,477	$(34,060,178)	$6,576,240
Contract liabilities (deferred revenue)	$45,586,386	$24,738,156	$(19,433,189)	$50,891,353

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

Inventory

As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of November 30, 2024, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 2).

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the related assets. Estimated useful lives of property and equipment are as follows:

Building	39 years
Building improvements	10-39 years
Vehicle	5 years
Furniture and equipment	3-10 years
Leasehold improvements	Lesser of 8-10 years or the lives of the leases
Computer software – internal use	1-5 years

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

Investments

As part of the Cord:Use Purchase Agreement, the Company acquired the shares of common stock of Tianhe Stem Cell Biotechnologies, Inc. The Tianhe stock investment value is based on fair value. Due to the lack of activity and lack of any profits, the Company believes that the investment is fully impaired. The Impairment of Investment - Tiahne stock is $308,000 for the year ended November 30, 2024.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any indicators of impairment as of November 30, 2024 and November 30, 2023, respectively, except for the Duke License Agreement as of November 30, 2023.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For fiscal 2024 and 2023 the Company had no uncertain tax provisions and therefore no material provisions for interest or penalties related to uncertain tax positions.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising expense for the fiscal years ended November 30, 2024 and 2023 was approximately $1,067,392 and $952,586, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2024 and November 30, 2023, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at November 30, 2024 Using
Description	November 30, 2024	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,935,183	$2,935,183	$—	$—
Total	$2,935,183	$2,935,183	$—	$—
Liabilities:
Contingent consideration	$47,020	$—	$—	$47,020
Total	$47,020	$—	$—	$47,020

Contingent Consideration:
Beginning Balance as of November 30, 2023	$44,226
Fair value adjustment as of November 30, 2024	2,794
Ending balance as of November 30, 2024	$47,020

	Fair Value at	Fair Value Measurements at November 30, 2023 Using
Description	November 30, 2023	Level 1	Level 2	Level 3
Assets:
Marketable securities	$574,183	$574,183	$—	$—
Interest rate swap	$122,113	$—	$122,113	$—
Total	$696,296	$574,183	$122,113	$—
Liabilities:
Contingent consideration	$44,226	$—	$—	$44,226
Total	$44,226	$—	$—	$44,226

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was $1,076,051 and $50,777 in gains, respectively, recorded in other income and expense on the accompanying consolidated statements of operations for the twelve months ended November 30, 2024 and 2023.

Interest rate swap - The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. There was $105,887 and $122,113 gain on interest rate swap recorded on the accompanying consolidated statements of operations for the twelve months ended November 30, 2024 and 2023.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at November 30, 2024 and November 30, 2023. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

Income per Common Share

Basic income per common share was computed by dividing net (loss) income by the weighted average number of common shares outstanding for the fiscal year ended or as of the date indicated. Diluted income per common share includes the effect of all dilutive stock options. The composition of basic and diluted net (loss) income per share is as follows:

	Twelve Months Ended
	November 30, 2024	November 30, 2023
Numerator:
Net income (loss)	$402,095	$(9,521,669)
Denominator:
Weighted-average shares outstanding-basic	8,130,676	8,340,839
Dilutive common shares issuable upon exercise of stock options	81,834	—
Weighted-average shares-diluted	8,212,510	8,340,839
Income (loss) per share:
Basic	$0.05	$(1.14)
Diluted	$0.05	$(1.14)

For the year ended November 30, 2024, the Company excluded the effect of 639,745 outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

For the year ended November 30, 2023 the Company excluded the effect of all outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Stock Compensation

As of November 30, 2024, the Company has three stock-based employee compensation plans, which are described in Note 10 to the consolidated financial statements: the 2006 Plan, 2012 Plan and the 2022 Plan. The 2006 and 2012 Plans will remain in effect as long as any awards under the Plans are outstanding; however, no further awards may be granted under either plan. The 2022 Plan became effective April 8, 2022 as approved by the Board of Directors and approved by the stockholders at the 2022 Annual Meeting. The Company recognized approximately $781,000 and $817,000 for the fiscal years ended November 30, 2024 and November 30, 2023, respectively, of stock compensation expense.

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

In July 2023, the FASB issued ASU 2023-07, Enhanced Segment Reporting. This update amends the segment reporting requirements under Accounting Standards Codification (ASC) 280, "Segment Reporting." The guidance mandates more detailed disclosures regarding segment expenses, including labor costs and other significant operating expenses. The Company is currently evaluating the impact of ASU 2023-07 on its financial statements and segment disclosures. The guidance is effective for fiscal years beginning after December 15, 2024.

In September 2023, FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU enhances and improves the income tax disclosure requirements under Topic 740, "Income Taxes." The key provisions of this update include additional disclosures related to income tax expense, unrecognized tax benefits, and the impact of tax rate changes on the financial statements. The Company is currently assessing the impact of ASU 2023-09 on its financial statement disclosures. The guidance is effective for fiscal years beginning after December 15, 2024. While the Company has not yet determined the full effect on its financial reporting, it is in the process of evaluating how to implement the required enhanced disclosures. This includes more detailed information on tax rate reconciliation, tax liabilities, and changes in unrecognized tax benefits.

NOTE 2 – INVENTORY

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials. Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service. Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale. The Company considers inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $0 and $3,737,133 was recognized during the fourth quarter of fiscal 2024 and 2023, respectively, to reduce inventory to net realizable value and is included in the accompanying consolidated statements of operations.

The components of inventory at November 30, 2024 and November 30, 2023 are as follows:

	As of November 30, 2024	As of November 30, 2023
Raw materials	$—	$—
Work-in-process	207,291	341,692
Work-in-process – Public Bank	—	—
Finished goods	71,566	48,045
Finished goods – Public Bank	5,279,866	5,599,238
Collection kits	48,813	47,739
Inventory reserve	(7,718)	(7,718)
Total inventory	$5,599,818	$6,028,996

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

Intangible assets were as follows as of November 30, 2024 and 2023:

	Useful lives	November 30, 2024	November 30, 2023
Patents	10-20 years	$697,744	$697,744
Less: Intangible asset impairment		(377,810)	(377,810)
Less: Accumulated amortization		(172,058)	(160,434)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(272,055)	(248,607)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(10,300)	(9,505)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(208,000)	(176,000)
Net Intangible Assets		$921,254	$989,121

Expected amortization related to these intangible assets for each of the next five fiscal years and for periods thereafter is as follows:

Fiscal years ending November 30:
2025	$58,180
2026	$44,618
2027	$44,618
2028	$44,618
2029	$44,435
Thereafter	$684,785
Total	$921,254

Amortization expense of intangibles was approximately $68,000 and $96,000 for the twelve months ended November 30, 2024 and November 30, 2023, respectively.

As of the twelve months ended November 30, 2024 and November 30, 2023, the Company recorded an impairment of $0 and $377,810, respectively, related to the patents associated with the Duke assets which is reflected as impairment of Duke assets on the accompanying consolidated statements of operations.

NOTE 4 – NOTE PAYABLE

On July 18, 2022, the Company entered into a Credit Agreement (“Agreement Susser”) with Susser Bank, a Texas state bank, as administrative agent (“Susser”) on behalf of itself and the other lenders (collectively, the “Lenders”) for (i) an unsecured revolving line of credit in an aggregate principal amount of up to $10,000,000 (the “RCF”); and (ii) a term loan facility in an original principal amount of $8,960,000 (the “Term Loan Susser” and together with the RCF collectively, the “Loans”). In connection with the RCF the Company entered into a Revolving Credit Line, in favor of Susser, in the stated principal amount of $10,000,000 (the “RCF Note”), and in connection with the Term Loan the Company entered into a Term Note, in favor of Susser, in the stated principal amount of $8,960,000 (the “Term Note” and together with RCF Note, collectively, the “Notes”). The Loans bear interest at the Company’s option at: (a) the Base Rate, which is the highest of (i) the rate of interest published by The Wall Street Journal, from time to time, as the “U.S. Prime Rate”, (ii) the federal funds rate plus 0.5% and (iii) the Monthly SOFR rate plus 1.0% (subject in each case to a floor of 5.5%), plus 4.25% or (b) the Monthly SOFR plus 3.25% (subject to a floor of 4.5%). The RCF matures on July 18, 2025 and the Term Note matures on July 18, 2032. As of November 30, 2024, and November 30, 2023, the Company paid interest of $918,496 and $802,482, respectively, which is reflected in interest expense on the accompanying consolidated statements of operations. The interest rates for the RCF and Term Note as of November 30, 2024 were 7.77% and 7.86%, respectively. The interest rates for the RCF and Term Note as of November 30, 2023 were 6.96% and 8.57%, respectively.

The average outstanding balance during the year ended November 30, 2024 and November 30, 2023 for the revolving line of credit was $2,496,171 and $1,848,344, respectively. The revolving line of credit balance as of November 30, 2024 and November 30, 2023 is $3,520,000 and $1,222,728, respectively, and is reflected on the accompanying balance sheet.

The Company incurred debt issuance costs related to the term loan in the amount of $196,501 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of November 30, 2024, and November 30, 2023, $21,237 and $21,631, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of operations.

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

As of November 30, 2024, and November 30, 2023, the note payable obligation was as follows:

	November 30, 2024	November 30, 2023
Note payable - Susser	$8,628,700	$8,765,082
Unamortized debt issuance costs - Susser	(148,167)	(169,404)
Net note payable	$8,480,533	$8,595,678
Current portion of note payable	$170,488	$165,641
Long-term note payable, net of debt issuance costs	8,310,045	8,430,037
Total	$8,480,533	$8,595,678

Future principal payments under the note payable obligation are as follows:

Years ending November 30:	Amount
2025	$170,488
2026	187,035
2027	201,985
2028	213,753
2029	227,438
Thereafter	7,628,001
Less: Unamortized debt issuance costs	(148,167)
Total	$8,480,533

Interest expense on the note payable for the years ended November 30, 2024 and November 30, 2023 was as follows:

	November 30, 2024	November 30, 2023
Interest expense on notes payable - Susser	$521,619	$136,958
Debt issuance costs - Susser	10,569	3,631
Total interest expense	$532,188	$140,589

During fiscal 2024 and 2023, the Company recorded gross interest expense of $941,495 and $824,113, respectively. The Company capitalized $409,307 and $683,524, respectively, of interest expense related to the construction of the Company's new facility in North Carolina for fiscal 2024 and 2023. The net interest expense recorded for fiscal 2024 and 2023 was $532,188 and $140,589, respectively.

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

The following table shows, by segment: net revenue, cost of sales, operating profit, depreciation and amortization, interest expense, and assets for the years ended November 30, 2024 and November 30, 2023:

	For the years ended November 30,
	2024	2023
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$31,551,550	$30,796,091
PrepaCyte CB	67,884	66,456
Public cord blood banking	366,672	481,148
Total net revenue	$31,986,106	$31,343,695
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$6,889,882	$7,216,877
PrepaCyte CB	45,082	35,490
Public cord blood banking	1,012,788	1,138,096
Total cost of sales	$7,947,752	$8,390,463
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$4,131,796	$(7,911,698)
PrepaCyte CB	(4,976)	3,188
Public cord blood banking	(646,536)	(4,395,522)
Total operating profit (loss)	$3,480,284	$(12,304,032)
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$455,324	$1,095,009
PrepaCyte CB	27,778	27,778
Public cord blood banking	420	1,441
Total depreciation and amortization	$483,522	$1,124,228
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$1,864,684	$1,236,794
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$1,864,684	$1,236,794

The following table shows the assets by segment as of November 30, 2024 and November 30, 2023:

	As of	As of
	November 30, 2024	November 30, 2023
Assets:
Umbilical cord blood and cord tissue stem cell service	$59,259,451	$55,471,149
PrepaCyte CB	138,169	148,040
Public cord blood banking	5,280,013	5,601,581
Total assets	$64,677,633	$61,220,770

NOTE 6 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts is as follows for the years ended November 30, 2024 and 2023:

December 1, 2022	$3,528,119
Bad debt expense	1,036,390
Write-offs	(954,467)
Recoveries	212,258
November 30, 2023	$3,822,300
Bad debt expense	1,266,905
Write-offs	(1,170,499)
Recoveries	347,699
November 30, 2024	$4,266,405

NOTE 7 - PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows:

	2024	2023
Land	$2,598,879	$—
Building and building improvements	17,129,171	11,215,134
Vehicle	172,697	172,697
Furniture and equipment	5,794,351	8,573,555
Leasehold improvements	1,227,094	1,262,238
Computer software – internal use	614,720	1,194,038
Construction in process	—	6,712,329
	27,536,912	29,129,991
Less: accumulated depreciation	(5,642,649)	(8,133,108)
Total property and equipment	$21,894,263	$20,996,883

Depreciation expense was approximately $626,000 in fiscal 2024 and approximately $326,000 in fiscal 2023, of which approximately $119,000 and $172,000 is included in cost of sales, respectively, and of which approximately $93,000 and $87,000 is included in research, development and related engineering, respectively, in the accompanying consolidated statements of operations.

During fiscal 2024 and 2023, the Company capitalized $409,307 and $683,524, respectively, of interest related to the construction of the Company's new facility in North Carolina.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are as follows:

	November 30,
	2024	2023
Professional fees	$73,331	$78,964
Payroll and payroll taxes (1)	2,121,061	2,061,595
Interest expense	1,382,068	1,111,853
General expenses	812,628	491,920
Federal and state taxes	1,420,784	1,426,477
	$5,809,872	$5,170,809

(1)
– Payroll and payroll taxes includes accrued vacation and wages due as of November 30, 2024 and November 30, 2023.

NOTE 9 - INCOME TAXES

The Company recorded the following income tax provision for the years ended November 30, 2024 and 2023.

	2024	2023
Current:
Federal	$2,085,000	$1,862,000
State	626,000	1,046,000
Foreign	—	—
Subtotal	2,711,000	2,908,000
Deferred:
Federal	(1,190,000)	(4,945,000)
State	881,000	(1,806,000)
Foreign	—	—
Subtotal	(309,000)	(6,751,000)
Income tax expense (benefit)	$2,402,000	$(3,843,000)

As of November 30, 2024 and 2023, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2024	2023
Tax assets:
Deferred income (net of discounts)	$12,954,000	$11,945,000
Tax over book basis in unconsolidated affiliate	1,272,000	1,268,000
Accrued payroll	444,000	465,000
Reserves and other accruals	3,661,000	3,585,000
Stock compensation	452,000	578,000
Depreciation and amortization	3,348,000	3,938,000
Transaction costs	19,000	20,000
RSA buy-out	883,000	1,097,000
Lease liability	248,000	305,000
Unrealized (gain) loss on securities	(55,000)	105,000
Section 174 costs	505,000	268,000
Total Assets:	23,731,000	23,574,000
Tax Liabilities:
Other	(1,211,000)	(1,273,000)
Right-of-use asset	(214,000)	(292,000)
Total liabilities	(1,425,000)	(1,565,000)
Less: valuation allowance	(1,504,000)	(1,516,000)
Net deferred tax asset	$20,802,000	$20,493,000

A valuation allowance covering the deferred tax assets of the Company for November 30, 2024 and November 30, 2023 has been provided as the Company does not believe it is more likely than not that all of the future income tax benefits will be realized. The valuation allowance changed by approximately ($12,000) and ($6,000) during the years ended November 30, 2024 and 2023, respectively. The change for year ended November 30, 2024 and 2023 was primarily due to changes in state statutory rates.

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

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30
	2024	%	2023	%
Tax at federal statutory rate	588,866	21.00	(2,806,544)	21.00
State income tax effect	239,410	8.53	(924,411)	6.92
Change in valuation allowance	(12,097)	(0.43)	5,869	(0.04)
Tax compensation differences	139,893	4.99	94,115	(0.70)
Permanent disallowances	48,811	1.74	50,322	(0.38)
Deferred repricing	1,314,454	46.88	(98,419)	0.74
Other	—	—	41,220	(0.32)
Uncertain tax position	(4,213)	(0.15)	(204,978)	1.53
Prior period adjustment	86,902	3.10	—	—
Total income taxes	$2,402,026	85.66	$(3,842,826)	28.75

$1,314,454 of the income tax expense for the twelve months ended November 30, 2024, is attributable to the impact of the state of Florida revenue apportionment methodology change.

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

The following are our unrecognized tax benefits as of November 30, 2024:

Unrecognized tax benefits - December 1	70,000
Increases in prior year positions	—
Reversals of prior year positions	(70,000)
Increases in tax positions taken in current year	—
Statute expirations	—
Unrecognized tax benefits - November 30	—

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

There was approximately $2,717,000 and $1,821,000 of U.S. income taxes paid for fiscal years ended November 30, 2024 and November 30, 2023, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of November 30, 2024:

Jurisdiction	Open Tax Years	Examinations in Process
United States – Federal Income Tax	2021 – 2023	N/A
United States – Various States	2020 - 2023	N/A

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock Issuances

During the year ended November 30, 2024, the Company issued 20,373 common shares to option holders who exercised options for $76,402. During the year ended November 30, 2023, the Company issued 1,245 common shares to option holders who exercised options for $0.

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of November 30, 2024, and November 30, 2023, there were 15,000 and 17,500 options issued, but not yet exercised, under the 2006 Plan, respectively. As of November 30, 2024, there were 0 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of November 30, 2024, there were 188,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2023, there were 198,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2024, there were 0 shares available for future issuance under the 2012 Plan.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. The 2022 Plan reserves 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). As of November 30, 2024, there were 290,300 service-based options issued and 475,000 market-based restricted options granted. As of November 30, 2023, there were 186,700 service-based options issued and 475,000 market-based restricted options granted. As of November 30, 2024, there were 724,700 shares available for future issuance under the 2022 Plan.

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

There were 113,600 and 123,600 options granted during the twelve months ended November 30, 2024 and November 30, 2023, respectively.

Variables used to determine the fair value of the options granted for the years ended November 30, 2024 and November 30, 2023 are as follows:

	2024	2023
Weighted average values:
Expected dividends	0%	0%
Expected volatility	60.54%	55.44%
Risk free interest rate	3.91%	3.94%
Expected life	5.4 years	5.3 years

Stock option activity for options with only service-based vesting conditions for the year ended November 30, 2024 was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2023	404,278	$7.36	4.49	$135,330
Granted	113,600	6.26		273,330
Exercised	(22,500)	4.07		112,875
Expired/forfeited	(1,500)	7.04		2,445
Outstanding at November 30, 2024	493,878	$7.26	3.83	$997,943
Exercisable at November 30, 2024	361,918	$7.68	3.74	$644,339

The weighted average grant date fair value of options granted during the years ended November 30, 2024 and November 30, 2023 was $3.22 and $2.29, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2024 or November 30, 2023, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

Significant option groups outstanding and exercisable at November 30, 2024 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$3.01 to $4.00	15,000	1.06	$3.09	15,000	$3.09
$4.01 to $5.00	113,600	3.64	$4.74	72,199	$4.74
$5.01 to $6.00	38,600	5.67	$5.86	11,098	$5.87
$6.01 to $7.00	86,933	4.54	$6.47	36,930	$6.48
$7.01 to $8.00	149,645	4.37	$7.55	145,143	$7.53
$9.01 to $10.00	29,000	3.26	$9.37	22,283	$9.36
$12.01 to $13.00	16,653	5.73	$12.54	14,818	$12.55
$13.01 to $14.00	44,447	0.07	$13.50	44,447	$13.50
	493,878	3.83	$7.26	361,918	$7.68

A summary of the status of the Company’s non-vested options as of November 30, 2024, and changes during the fiscal year then ended, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2023	114,193	$3.10
Granted	113,600	3.22
Vested	(95,833)	3.35
Forfeited	—	—
Non-vested at November 30, 2024	131,960	$3.03

As of November 30, 2024, there was approximately $270,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan, 2012 Plan and 2022 Plan. The cost is expected to be recognized over a weighted-average period of 1.62 years as of November 30, 2024. The total fair value of options vested during the fiscal year ended November 30, 2024 was approximately $321,000.

Performance and market-based vesting condition options

On April 8, 2022, the Company granted 400,000 market-based vesting condition options to David Portnoy, Mark Portnoy, and Oleg Mikulinsky in the amounts of 280,000, 100,000, and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $12.27 and the calculated fair value of the options is $2.79. These stock options vest immediately when the price of the Company's stock reaches $25.00 per share during the seven-year option term. The grant of these options was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. As of November 30, 2024 and November 30, 2023, the Company recognized approximately $392,000 and $390,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of operations. As of November 30, 2024, there was approximately $80,000 of unrecognized compensation cost to be recognized over the remaining requisite service period of .21 years.

On December 23, 2022, the Company entered into new two-year employment agreements (the "Agreements"), effective December 1, 2022, with David Portnoy and Mark Portnoy. Per the Agreements, David Portnoy and Mark Portnoy were awarded a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company's common stock, exercisable only if the Company's stock has a closing price at least once during the life of the option above $8.00. These options are considered to be market-based vesting condition options and accounting principles do not require the market condition to be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $4.30 and the calculated fair value of the options is $1.76. These stock options vest immediately when the price of the Company's stock reaches $8.00 per share during the five-year option term. The price of the Company's stock reached above $8.00 on March 26, 2024. As a result, the stock options vested immediately and the remaining compensation cost was recognized. As of November 30, 2024 and November 30, 2023, the Company recognized approximately $52,000 and $80,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of operations. As of November 30, 2024, there was $0 of unrecognized compensation cost to be recognized.

NOTE 11 - LICENSE AGREEMENTS

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

The Company entered into a one-year lease in July 2023 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $48,000. The lease commenced during July 2023. On June 25, 2024, the Company entered into an extension of this lease for a two-year term for annual rent of approximately $53,000 commencing on July 1, 2024.

Rent charged to operations was $442,874 and $400,716 for the fiscal years ended November 30, 2024 and 2023, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of operations.

The future minimum rental payments under the current operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2025	$495,350
2026	$493,502
2027	$38,247

Legal Proceedings

On January 6, 2023, a complaint styled Lindsey Lehr v. Cryo-Cell International, Inc., Case No. 50-2023-CA-000091, was filed in the Circuit Court for Palm Beach County, Florida, naming the Company as defendant and asserting claims on behalf of a putative class of individuals who entered agreements with the Company for umbilical cord blood storage services since May 2018. The complaint alleged that the Company’s advertising does not accurately represent the value and efficacy of its services and asserted claims (and sought unspecified damages) under Florida law. On March 14, 2023, the Company removed the case to the United States District Court for the Southern District of Florida (Case No. 9:23-cv-80405-AMC), and on March 21, 2023, moved to compel arbitration and stay the case. On October 10, 2023, the Court granted the Company’s motion to compel arbitration and stayed the case. On October 27, 2023, the plaintiff filed a demand for arbitration and statement of claims with the American Arbitration Association, and on January 18, 2024, the plaintiff filed an amended statement of claims dropping her class action allegations against the Company. On March 19, 2024, the Company filed an answering statement and counterclaim in response to the plaintiff’s claims. A final hearing on the plaintiff’s remaining individual claims and on the Company’s counterclaim is scheduled for September 2025. The Company believes the plaintiff’s claims are unlikely to prevail and is contesting the action vigorously. The Company believes that the resolution of this matter should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations.

Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

On October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke University with the American Arbitration Association alleging that Duke fraudulently induced the Company to enter its Patent and Technology License Agreement with Duke and that Duke breached the agreement on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of the Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company believes Duke’s counterclaims are without merit and intends to contest them vigorously. The Company believes that the resolution of the Duke counterclaims should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted (inclusive of the claims the Company asserts against Duke and the counterclaims Duke asserts against the Company), which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies. See “Note 18” and "Risk Factors" for additional information regarding Duke.

In addition to the above, from time to time, the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business.

NOTE 13 - RETIREMENT PLAN

The Company maintains a 401(k)-retirement plan (the “401(k) Plan”), which allows eligible employees to defer up to 15% of their eligible compensation. In fiscal 2008, the Company implemented an employer match up to certain limits. In fiscal 2010, the Company implemented a Safe Harbor provision with matching contributions up to certain limits. For the years ended November 30, 2024 and November 30, 2023, the Company made matching contributions of approximately $227,000 and $212,000, respectively, to the 401(k) Plan.

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

The Company made total payments to all RSA holders of $1,058,311 and $1,009,813 for the fiscal years ended November 30, 2024 and November 30, 2023 respectively, exclusive of termination and repurchase payments. The Company recorded an RSA accrual of $1,344,866 and $1,076,411 as of November 30, 2024 and November 30, 2023, respectively, related to interest owed to the RSA holders, which is included in accrued expenses. The Company also recorded interest expense of $1,326,766 and $1,077,967 for the fiscal years ended November 30, 2024 and 2023, respectively, which is reflected in interest expense on the accompanying consolidated statements of operations.

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

As of November 30, 2024, the Company had repurchased an aggregate of 6,787,460 shares of the Company’s common stock at an average price of $3.66 per share through open market and privately negotiated transactions. The Company purchased 224,999 and 214,971 shares of the Company’s common stock during the twelve months ended November 30, 2024 and November 30, 2023, respectively, at an average price of $6.33 per share and $3.72 per share, respectively.

The repurchased shares are held as treasury stock at cost and have been removed from common shares outstanding as of November 30, 2024 and November 30, 2023. As of November 30, 2024, and November 30, 2023, 6,787,460 and 6,562,461 shares, respectively, were held as treasury stock.

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

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of November 30, 2024 and November 30, 2023:

	November 30, 2024	November 30, 2023
Assets
Operating lease right-of-use asset	$806,339	$1,033,157
Liabilities
Current portion of operating lease liabilities	$428,334	$225,686
Operating lease long-term liabilities	505,053	851,938
Total lease liability	$933,387	$1,077,624

The maturity of the Company’s lease liabilities at November 30, 2024 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2025	$490,310
2026	490,982
2027	38,247
Less: Imputed interest	(86,152)
Present value of lease liabilities	$933,387

The remaining lease term and discount rates are as follows:

	November 30, 2024	November 30, 2023
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	2.08	3.08
Discount rate (percentage)
Operating lease	8.3%	8.3%

Supplemental cash flow information related to leases is as follows:

	Twelve months ended
	November 30, 2024	November 30, 2023
Operating cash outflows from operating leases	$355,140	$330,455

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

However, due to Duke’s conduct, the Company has not been able to make the progress it had hoped to make in expanding patient access to innovative infusion treatments and has been prevented from commercializing the rights licensed under the Duke License Agreement, treating patients and otherwise obtaining the benefits of the Duke License Agreement As such, after attempts to reach compromise, on October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) with the American Arbitration Association. Among other things, the Company alleges in the Arbitration Demand that Duke fraudulently induced Cryo-Cell to enter the Duke License Agreement and breached it on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of the Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter into Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment.

In connection therewith, the Company has requested enter an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. The Company has notified Duke that it believes such damages are in excess of $100 million.

On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims.

In Q4 2024 the Company made the final payment of $187,400 under the Clinical Study and Research Agreement that the Company entered into with Duke dated March 3, 2023 in connection with the Second Amendment to the Duke License Agreement. As previously disclosed, the Duke License Agreement also imposes certain future royalty payment obligations along with an obligation to pay certain legal fees and expenses associated with related patents. The Company is also obligated to pay Duke $2,000,000 two years after the first patient or subject is treated in the first Phase III clinical trial of a licensed product comprising mesenchymal stromal cells for an indication other than Autism Spectrum Disorder, of which there can be no assurances.

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

As of the twelve months ended November 30, 2024 and November 30, 2023, the Company recorded $0 and $960,774, respectively, in amortization expense which is reflected in amortization expense on the accompanying consolidated statements of income.

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

Until the Duke dispute is resolved, the Company does not anticipate making further investments (other than the completion of a comparability study estimated to cost less than $350,000 in additional capital) in activities related to the Duke License Agreement. The Company’s previously disclosed agreement with a clinical research organization, The Emmes Company, LLC, will require an immaterial final payment if the Company terminates such agreement. The opening of the Cryo-Cell Institute for Cellular Therapies is on pause. The Company can make no assurances as to when or if it will be opened. Also, the proposed spinoff of Celle Corp. is on hold and may not take place depending on the final outcome of the Duke dispute. See “Risk Factors.”

NOTE 19 – SUBSEQUENT EVENT

Dividends Declared

On January 24, 2025, the Board of Directors of the Company declared a cash dividend of $0.25 per share of common stock to be paid to its stockholders of record as of the close of business on February 28, 2025.

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation under the criteria set forth in the 1992 Internal Control—Integrated Framework of the effectiveness of our internal control over financial reporting as of November 30, 2024. The Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Below are the names, ages and background of the Board of Directors and Executive Officers of the Company, as well as the particular and specific experience, qualifications, attributes, or skills that led the Board to conclude that each director should serve on our Board of Directors in light of the Company's business. The Board of Directors has determined that other than Messrs. Portnoy and Portnoy, who are officers of the Company, each of our directors is deemed to be independent under the NYSE American standards.

David I. Portnoy, age 62, Chairman and Co-Chief Executive Officer. Mr. Portnoy has served as Chairman of the Board and Co-Chief Executive Officer of the Company since August 2011. Since 2002, Mr. Portnoy has served as Chairman of the Board of Directors of Partner-Community, Inc., which provides software and hardware integration solutions to telecommunication companies and which was awarded the Verizon 2010 Supplier Recognition Award for Outstanding Performance. Mr. Portnoy provided the initial venture capital to Waves Audio Ltd, a leading audio technology company. Mr. Portnoy graduated Magna Cum Laude in 1984 from The Wharton School of Finance at the University of Pennsylvania where he earned a Bachelor of Science Degree in Economics with a joint major in finance and accounting. David I. Portnoy is the brother of Mark L. Portnoy, Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Mark L. Portnoy, age 61, Co-Chief Executive Officer. Mr. Portnoy served as a director from August 2011 through September 2020 and has served as Co-Chief Executive Officer since August 2011. Additionally, since 2002 and 2007, Mr. Portnoy has served on the boards of directors of Partner-Community, Inc. and uTIPu Inc., a private Internet-based business, respectively. Mr. Portnoy has been engaged in managing his personal investments since April 1997. From January 1995 to April 1997, Mr. Portnoy was employed at Strome, Susskind Investments as its Chief Fixed Income Trader. From March 1986 until November 1991, Mr. Portnoy was employed at Donaldson, Lufkin & Jenrette Securities Corp. as a Fixed Income Arbitrage Trader, with a trading portfolio ranging in size from $1 billion to $7 billion. In addition to the finance experience, Mr. Portnoy’s experience includes negotiating contracts for National Basketball Association (NBA) players totaling approximately $30 million. Mr. Portnoy graduated Phi Beta Kappa from the University of North Carolina at Chapel Hill with a degree in Economics in December 1985. Mark L. Portnoy is the brother of David I. Portnoy, Chairman of the Board and Co-Chief Executive Officer of the Company.

Harold D. Berger, age 61, has served as a director since August 2011. Mr. Berger is a certified public accountant and has served in that capacity at the accounting firm he established in 2005. Prior to opening his own accounting practice in 2005, Mr. Berger was an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia. Over the past 25 years, Mr. Berger also has served on boards for a variety of charitable organizations. Mr. Berger currently serves as Treasurer and Executive Committee Member of the Holly Lane Foundation (f/k/a The Gatchell Home, Inc.), as Director and Finance committee member of the Jewish Educational Loan Fund, Inc., and as Director and financial adviser to The Atlanta Group Home Foundation, Inc. Mr. Berger graduated in December 1987 from the University of Texas at Austin with a master’s degree in Professional Accounting. Mr. Berger is a member of the American Institute of Certified Public Accountants (AICPA) and the Georgia Society of Certified Public Accountants (GSCPA). We believe that Mr. Berger’s years of experience as an auditor and accountant, including expertise in financial accounting, provides the Board and the Audit Committee of the Board with valuable financial and accounting experience.

Daniel Mizrahi, age 50, has served as a director since September 2021. Since 2012, Mr. Mizrahi has served as CEO of Power Tech, S.A. an overseas company serving over 3,000 retail clients in the Central America region. From 2008-2012, Mr. Mizrahi was the Director of Purchasing for Cohesa, S.A. – Toolcraft, one of the largest tool companies in Mexico with a purchase budget of approximately $60 million per year. From 2003-2008, Mr. Mizrahi served as Property Manager for Maayan, LLC, which represented a group of foreign investors in the acquisition and management of real estate properties in Florida with over 500 residential units. Over the last 10 years, Mr. Mizrahi has, at times, provided consulting services to Cryo-Cell relating to its Central and South American affiliates and also with regard to the international outsourcing of medical products and marketing materials. We believe that Mr. Mizrahi’s experience provides the Board with general business acumen and an increased ability to effectively oversee and assess management’s execution of the Company’s strategic business plan.

Biographical information regarding the Company’s executive officers who are not board of directors of the Company is set forth below:

Jill Taymans, age 55, is the Company’s Vice President, Finance and Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over 30 years in both the public and private sectors. Prior to joining the Company, she served for three years as Controller for a telecommunications company.

Oleg Mikulinsky, age 52, is the Company’s Chief Information Officer. Mr. Mikulinsky has served as Cryo-Cell’s Chief Information Officer since March 2012. Mr. Mikulinsky is a software technologist and serial entrepreneur. He has been a founding member of several software enterprises and most recently served as Chief Technology Officer of Partner-Community, Inc and Chief Technology Officer at uTIPu Inc. from 2007 to 2009. Before that, Mr. Mikulinsky served as the Director of Enterprise Architecture at WebLayers, Inc. where he defined enterprise architecture best practices for companies like AT&T, Defense Information’s Systems Agency (DISA), as well as for many major banking institutions. He contributed to the development of International systems interoperability standards at OASIS-OPEN.ORG and WS-I.ORG. Prior to starting his professional career as a software engineer in United States, Mr. Mikulinsky studied radio electronics at the Bauman Moscow State Technical University (BMSTU), Russia.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during the fiscal year ended November 30, 2024, we believe that all such forms were filed on a timely basis.

Code of Ethics

The Company has adopted a code of ethics for its chief executive officer and all senior financial officers, including the chief financial officer and principal accounting officer. The code of ethics is available to any shareholder, without charge, upon written request to the Company in care of the Corporate Secretary at 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677. The code of ethics is also available on the Company’s website, www.cryo-cell.com. Information on our website is not incorporated into this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes the total compensation paid or earned during the fiscal years ended November 30, 2024 and November 30, 2023 by (i) the Company’s Co-Chief Executive Officers and (ii) the two other most highly compensated individuals that served as executive officers of the Company as of 2024 whose total compensation received from the Company during such fiscal year (other than non-qualified deferred compensation earnings, if any) exceeded $100,000 (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option and Restricted Common Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
David Portnoy	2024	$721,632	$750,000	$412,721	$—	$—	$1,884,353
Co-Chief Executive Officer	2023	$700,000	$750,000	$419,397	$—	$—	$1,869,397
Mark Portnoy	2024	$556,687	$450,000	$205,026	$—	$—	$1,211,713
Co-Chief Executive Officer	2023	$540,000	$450,000	$196,712	$—	$—	$1,186,712
Jill M. Taymans	2024	$280,000	$20,000	$22,931	$—	$—	$322,931
Vice President Finance, Chief Financial Officer	2023	$234,769	$20,000	$52,535	$—	$—	$307,304
Oleg Mikulinsky	2024	$329,889	$63,000	$38,061	$—	$—	$430,950
Chief Information Officer	2023	$319,769	$63,000	$49,511	$—	$—	$432,279

(1)
Represents the dollar amount recognized for financial reporting purposes in fiscal 2024 and 2023. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 10, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.
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

At the end of fiscal 2024, pursuant to the Co-CEOs Employment Agreements, the Compensation Committee evaluated the Co-CEOs and the Company's performance for consideration of a subjective cash and /or equity bonus. David Portnoy and Mark Portnoy received $750,000 and $450,000, respectively, and 50,000 and 25,000 stock options, respectively. One-third of each grant vested upon grant, one-third vested on January 21, 2026 and one-third will vest on January 21, 2027. At the end of fiscal 2023, pursuant to the Co-CEOs Employment Agreements, the Compensation Committee evaluated the Co-CEOs and the Company's performance for consideration of a subjective cash and /or equity bonus. David Portnoy and Mark Portnoy received $450,000 and $270,000, respectively, and 50,000 and 25,000 stock options. One-third of each grant vested upon grant, one-third vested on December 23, 2024 and one-third will vest on December 23, 2025.

At the end of fiscal 2024 and 2023, pursuant to Company's Chief Information Officer's Employment Agreement, the Compensation Committee evaluated the Chief Information Officers and the Company's performance for consideration of a subjective cash bonus of an amount not to exceed 25% of his annual salary. The Chief Information Officer received a cash bonus of $63,000 and $63,000 for fiscal 2024 and fiscal 2023, respectively. In addition in fiscal 2024 and fiscal 2023, the Chief Information Officer was granted 10,000 and 10,000 stock options, respectively. For the options issued for fiscal 2024, one-third of each grant vested upon grant, one-third vested on January 21, 2026 and one-third will vest on January 21, 2027. For the options issued for fiscal 2023, one-third of each grant vested upon grant, one-third vested on December 22, 2024 and one-third will vest on December 22, 2025.

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

Stock options are granted to our executive officers and key personnel in order to maintain competitive pay packages and to align management’s long-term interests with those of our stockholders. The compensation committee approves stock option grants to our executives and key personnel. Awards vest and options become exercisable based upon criteria established by the Compensation Committee. During fiscal 2024 and 2023, 28,000 and 28,000 stock options, respectively, were awarded to executive officers and key personnel in addition to the stock options mentioned above.

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

The agreements provided for an annual base salary of $700,000 for David Portnoy and $540,000 for Mark Portnoy. David Portnoy and Mark Portnoy's current base salary is $741,000 and $572,000 , respectively. Also as an incentive for Executive to enter into this Employment Agreement, the Committee awarded David Portnoy and Mark Portnoy a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company’s common stock, exercisable only if the Company’s stock has a closing price at least once during the life of the option above $8.00. In addition to base salary, the agreements also provide for reimbursement for all business expenses, including reasonable commuting expenses for David Portnoy between his home in Miami, Florida to the Company’s headquarters in Tampa, Florida, including lodging and rental car expenses for when he is working in the Company’s offices in Tampa. David Portnoy’s principal place of employment is at the Company’s offices in Miami, Florida, but he is required to travel to the Company’s headquarters as necessary to fulfill his responsibilities. The Company paid reasonable legal and financial consulting fees and costs incurred in negotiating the employment agreements with the Co-CEOs and has agreed to pay legal fees related to any dispute or question of interpretation regarding the agreements. The executives will also participate in the employee benefit plans that the Company generally makes available to Company employees from time to time, including retirement and health plans.

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

Taymans Employment Agreement. On November 1, 2005, the Company entered into a one-year employment agreement with Jill M. Taymans, the Company’s Chief Financial Officer and Vice President (the “Taymans Employment Agreement”). Under the Taymans Employment Agreement, the one-year term is automatically extended for an additional one-year period unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The Taymans Employment Agreement was amended in July 2008 to provide that the then-current term would expire on November 30, 2008. The ending date of the current term of the Taymans Employment Agreement is November 30, 2025. The Executive’s current base salary is $280,000.

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

Pursuant to the new two-year agreement, the Executive’s base salary is $300,000 (the “Base Salary”). In addition to base salary, for the fiscal years ending November 30, 2024 and November 30, 2023, the Executive’s and Company’s performance will be evaluated for consideration of a subjective cash bonus of an amount not to exceed 25% of the Executive’s base salary. The Executive’s current base salary is $330,000.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at November 30, 2024:

Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
David Portnoy	August 30, 2019 (1)	26,243	$7.53	August 30, 2029
	December 20, 2019 (1)	23,636	$7.28	December 20, 2029
	April 8, 2022 (4)	280,000	$13.50	December 22, 2028
	December 23, 2022 (7)	50,000	$4.30	December 23, 2027
	January 3, 2023 (8)	50,000	$4.77	January 3, 2028
	December 22, 2023(1)	50,000	$6.47	December 22, 2028
Mark Portnoy	August 30, 2019 (1)	22,222	$7.53	August 30, 2029
	December 20, 2019 (1)	20,000	$7.28	December 20, 2029
	April 8, 2022 (4)	100,000	$12.27	December 22, 2028
	December 23, 2022 (7)	25,000	$4.30	December 23, 2027
	January 3, 2023 (9)	25,000	$4.77	January 3, 2028
	December 22, 2023 (1)	25,000	$6.47	December 22, 2028
Jill Taymans	June 2, 2016 (1)	7,500	$3.10	June 3, 2026
	September 23, 2020 (2)	7,000	$8.00	September 23, 2027
	January 13, 2023 (6)	20,000	$4.62	January 13, 2028
	December 22, 2023 (1)	10,000	$5.88	December 22, 2028
Oleg Mikulinsky	May 21, 2018	8,000	$7.49	May 21, 2028
	September 4, 2019 (1)	4,444	$7.13	September 4, 2029
	February 27, 2020 (1)	1,333	$6.55	February 27, 2030
	September 23, 2021 (5)	10,000	$8.00	September 23, 2027
	April 8, 2022 (4)	20,000	$11.90	December 22, 2028
	January 3, 2023 (6)	10,000	$4.34	January 3, 2028
	December 22, 2023 (1)	10,000	$5.88	December 22, 2028

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
(7)
Pursuant to the executive's Employment Agreement effective December 1, 2022, stock options will be awarded and will vest immediately if the price of the Company's stock reaches $8.00 per share during the five-year option term.
(8)
8,750 options vest upon issuance, 8,749 options vest on January 2, 2024, 21,000 vest on January 2, 2025 and 11,501 options vest on January 2, 2026.
(9)
11,250 options vest upon issuance, 11,250 options vest on January 2, 2024 and 2,500 options vest on January 2, 2025.

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

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended November 30, 2024:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Harold Berger	$50,000	$18,915	$68,915
Daniel Mizrahi	$50,000	$18,915	$68,915

(1)
Represents the dollar amount recognized for financial reporting purposes in fiscal 2024 with respect to stock options. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 10, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 28, 2025 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the stockholders named in the table has sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (1)
Five Percent Shareholders:

Adam Fleishman Trustee of the Adam Fleishman Trust dated April 13, 2001 (3)	509,000	6.02%
Duke University (4)	409,734	5.08%
Current directors, nominees and executive officers:
David Portnoy (5)	1,732,457	21.07%
Mark Portnoy (6)	1,052,990	12.87%
Harold Berger (7)	94,109	1.16%
Daniel Mizrahi (8)	48,742	*
Jill Taymans (9)	89,896	1.11%
Oleg Mikulinsky (10)	136,126	1.68%
All current directors and executive officers as a group (6 persons) (11)	3,154,320	37.20%

* Less than 1%.

(1)
Pursuant to applicable SEC rules, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as February 28, 2025 by (ii) the sum of (a) 8,062,159 which is the number of shares of common stock outstanding as February 28, 2025 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of February 28, 2025 or will become exercisable within 60 days of that date. Unless otherwise indicated, the address of each director and executive officer in the table is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.
(2)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from February 28, 2025. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
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
(4)
As part of the Patent and Technology License Agreement with Duke University effective February 23, 2021 Duke University was issued 409,734 shares upon execution of the Agreement. A copy of the Patent and Technology License Agreement with Duke, is included as Exhibit 10.2 to the Current Report on Form 10-Q filed with the United States Securities and Exchange Commission on April 14, 2021.

(5)
Includes 117,012 shares of Common Stock held directly through a 401(k) plan account, 230,621 shares of Common Stock held directly through IRA accounts of David Portnoy, 804,742 shares he owns individually, 152,882 shares of Common Stock held by Partner-Community, Inc., as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board and Secretary, 55,219 shares of Common Stock held by uTIPu, as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board, 59,027 shares of Common Stock held by Mayim Investment Limited Partnership, as to which David Portnoy may be deemed the beneficial owner as the managing member and owner of Mayim Management, LLC, which is the general partner of Mayim Management Limited Partnership, which is the general partner of Mayim Investment Limited Partnership; 102,586 shares of Common Stock held by spouse, 11,352 shares held by David Portnoy as custodian for his minor son; 11,242 shares held by David Portnoy as custodian for his minor son; 15,611 shares held by David Portnoy as custodian for his minor daughter; and 10,783 shares held by David Portnoy as custodian for his minor son. Includes 161,380 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2025.
(6)
Includes 42,266 shares of Common Stock held directly through a 401(k)-plan account, 821,973 shares that he owns individually and 71,529 shares of common stock held by Capital Asset Fund #1 Limited Partnership, as to which Mark Portnoy may be deemed beneficial owner as its general partner. Also, includes 117,222 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2025.
(7)
Includes 43,708 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2025.
(8)
Includes 18,108 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2025.
(9)
Includes 44,500 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2025.
(10)
Includes 31,777 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2025.
(11)
Includes 416,696 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2025.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Wipfli LLP ("Wipfli") for the audit of the Company’s financial statements for the fiscal year ended November 30, 2024 and November 30, 2023, audit related services rendered by Wipfli for the fiscal year ended November 30, 2024 and November 30, 2023, tax services rendered by Wipfli for fiscal year ended November 30, 2024 and November 30, 2023.

	2024	2023
Audit Fees	$285,387	$270,632
Audit Related Fees	6,000	—
Tax Fees	70,000	65,209
Other	—	—
Total	$361,387	$335,841

Audit Fees

Audit fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal years ended November 30, 2024 and November 30, 2023 as well as assistance with and review of documents filed with the SEC.

Audit Related Fees

Audit related fees consisted of fees billed for professional services rendered by our principal accountants during the fiscal years ended November 30, 2024 and November 30, 2023 related primarily to the Company's registration statement.

Tax Fees

Tax fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended November 30, 2024 and November 30, 2023.

Other Fees

The Company did not incur other fees by our principal accountants for the fiscal years ended November 30, 2024 and November 30, 2023.

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

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001
10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.
10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company
10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005
10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.
10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.
10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.
10.14 (8)	2006 Stock Incentive Plan
10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson
10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak
10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC
10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust
10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005
10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005
10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005
10.23 (14)	2000 Stock Incentive Plan
10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004
10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008
10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008
10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011
10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011
10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy
10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy
10.31 (17)	Employment Agreement with Oleg Mikulinsky dated March 5, 2012
10.32 (18)	Amendment dated May 1, 2013, amending Employment Agreement with Oleg Mikulinsky dated March 5, 2012
10.33 (19)	Employment Agreement with David Portnoy dated December 1, 2013
10.34 (19)	Employment Agreement with Mark Portnoy dated December 1, 2013
10.35 (20)	Employment Agreement with Linda Kelley dated June 18, 2012
10.36 (20)	Amendment dated October 29, 2013, amending Employment Agreement with Linda Kelley dated June 18, 2012
10.37 (21)	Certificate of Designation of Series A Junior Participating Preferred Stock of Cryo-Cell International, Inc.
10.38 (22)	Asset Purchase Agreement by and between Cytomedical Design Group LLC and Cryo-Cell International, Inc. dated June 15, 2015
10.39 (21)	Rights Agreement dated December 5, 2014
10.40 (23)	Amendment No. 1 to Asset Purchase Agreement dated June 30, 2015
10.41 (24)	Third Lease Amendment by and between the Company and EJB Brooker Creek, LLC., dated January 12, 2016.
10.42 (25)	Amended and Restated Employment Agreement with David Portnoy dated December 1, 2015
10.43 (25)	Amended and Restated Employment Agreement with Mark Portnoy dated December 1, 2015
10.44 (26)	Amendment Agreement with Oleg Mikulinsky dated December 1, 2015.
10.45 (27)	Stock Purchase Agreement dated June 16, 2016.
10.46 (28)	2012 Equity Incentive Plan.
10.47 (29)	Amended and restated Employment Agreement with David Portnoy dated March 8, 2018.

10.48 (29)	Amended and restated Employment Agreement with Mark Portnoy dated March 8, 2018.
10.49 (30)	Amended Agreement with Oleg Mikulinsky effective December 1, 2017.
10.50 (31)	Second Amendment to Credit Agreement with Texas Capital Bank dated June 11, 2018.
10.51 (31)	Second Amended and Restated Promissory Note dated June 11, 2018
10.52 (32)	Retrospective Amendments to the 2000 Stock Incentive Plan
10.53 (32)	Retrospective Amendments to the 2006 Stock Incentive Plan
10.54 (32)	2012 Amended and Restated Equity Incentive Plan
10.55 (33)	Patent Option Agreement
10.56 (34)	2020 Employment Agreement for David Portnoy
10.57 (34)	2020 Employment Agreement for Mark Portnoy
10.58 (35)	2021 Employment Agreement for Oleg Mikulinsky
10.59 (36) 10.60 (37) 10.61 (38) 10.62 (38)	First Amendment to License Agreement 2022 Equity Incentive Plan Credit Agreement among Cryo-Cell International, Inc. and Susser Bank Amendment to the Credit Agreement with Susser Bank
10.63 (39)	2022 Employment Agreement for David Portnoy
10.64 (39)	2022 Employment Agreement for Mark Portnoy
10.65 (40)	Second Amendment to License Agreement
10.66 (41)	Third Amendment to Credit Agreement
24	Power of Attorney (included on signature page)
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97 (41)	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012

(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2014.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2013.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2014.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2015
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 16, 2015
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2015
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 19, 2016.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2016.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2016.
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

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 11, 2020.
(34)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 30, 2021.
(35)	Incorporated by reference to the Company's Current Report on Form 8-K filed on August 4, 2021.
(36)	Incorporated by reference to the Company's Current Report on Form 10-K for the year ended November 30, 2021.
(37)	Incorporated by reference to the Company's Current Report on Form 10-Q for the quarter ended February 28, 2022.
(38)	Incorporated by reference to the Company's Current Report on Form 10-Q for the quarter ended August 31, 2022.
(39)	Incorporated by reference to the Company's Current Report on Form 8-K filed December 29, 2022.
(40)	Incorporated by reference to the Company's Current Report on Form 10-K filed February 28, 2023.
(41)	Incorporated by reference to the Company's Current Report on Form 10K filed February 28, 2024.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ David Portnoy
David Portnoy, Co-Chief Executive Officer

Dated: February 28, 2025

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

SIGNATURE	TITLE	DATE

/s/ David Portnoy	Chairman of the Board and
David Portnoy	Co-Chief Executive Officer
	(principal executive officer)	February 28, 2025

/s/ Mark Portnoy	Co-Chief Executive Officer	February 28, 2025
Mark Portnoy

/s/ Jill Taymans	Chief Financial Officer
Jill Taymans	(principal financial and accounting officer)	February 28, 2025

/s/ Harold Berger	Director	February 28, 2025
Harold Berger

/s/ Daniel Mizrahi	Director	February 28, 2025
Daniel Mizrahi