Form 10-Q
period 2025-02-28
CRYO CELL INTERNATIONAL INC
filed 2025-04-14
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2025

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 14, 2025, 8,082,159 shares of $0.01 par value common stock were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28,	November 30,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$223,122	$560,960
Marketable securities	3,256,301	2,935,183
Accounts receivable (net of allowance for
doubtful accounts of $4,337,095 and $4,266,406, respectively)	7,211,985	7,309,094
Prepaid expenses	650,947	637,055
Inventory, current portion	730,467	657,703
Other current assets	436,239	454,598
Total current assets	12,509,061	12,554,593
Property and Equipment-net	21,725,273	21,894,263
Other Assets
Intangible assets, net	904,287	921,254
Inventory, net of current portion	4,903,928	4,942,115
Goodwill	1,941,411	1,941,411
Deferred tax assets	20,802,023	20,802,023
Operating lease right-of-use asset	714,353	806,339
Deposits and other assets, net	880,731	815,635
Total other assets	30,146,733	30,228,777
Total assets	$64,381,067	$64,677,633
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,744,469	$1,882,274
Accrued expenses	4,336,820	5,809,872
Note payable	178,786	170,488
Line of credit	4,570,000	3,520,000
Current portion of operating lease liability	452,014	428,334
Deferred revenue	9,439,786	9,788,574
Total current liabilities	21,721,875	21,599,542

Other Liabilities
Deferred revenue, net of current portion	47,733,557	46,556,990
Note payable, net of current portion and debt issuance costs	8,273,115	8,310,045
Operating lease long-term liability	386,809	505,053
Long-term liability - revenue sharing agreements	875,000	875,000
Other liabilities	47,020	47,020
Total other liabilities	57,315,501	56,294,108
Total liabilities	79,037,376	77,893,650

Commitments and contingencies (Note 9)	—	—

Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,869,619 issued and 8,082,159 outstanding as of February 28, 2025 and 14,869,619 issued and 8,082,159 outstanding as of November 30, 2024)	148,696	148,696
Additional paid-in capital	44,565,861	44,268,469
Treasury stock, at cost	(24,855,556)	(24,855,556)
Accumulated deficit	(34,515,310)	(32,777,626)
Total stockholders' deficit	(14,656,309)	(13,216,017)
Total liabilities and stockholders' deficit	$64,381,067	$64,677,633

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2025	2024
Revenue:
Processing and storage fees	$7,865,888	$7,805,522
Public banking revenue	82,079	43,713
Product revenue	20,913	3,000
Total revenue	7,968,880	7,852,235
Costs and Expenses:
Cost of sales	1,984,588	2,066,371
Selling, general and administrative expenses	4,638,285	4,428,566
Research, development and related engineering	98,143	502,889
Depreciation and amortization	191,853	33,186
Total costs and expenses	6,912,869	7,031,012
Operating Income	1,056,011	821,223
Other Income (Expense):
(Losses) gains on marketable securities	(31,401)	274,971
Loss on interest rate swap	—	(45,288)
Other income	4,070	63
Interest expense	(494,962)	(256,459)
Total other income (expense)	(522,293)	(26,713)
Income before income tax expense	533,718	794,510
Income tax expense	(250,863)	(238,269)
Net income	$282,855	$556,241
Net income per common share - basic	$0.03	$0.07
Weighted average common shares outstanding - basic	8,082,159	8,277,844
Net income per common share - diluted	$0.03	$0.07
Weighted average common shares outstanding - diluted	8,200,022	8,325,027

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2025	2024
Cash flows from operating activities:
Net income	$282,855	$556,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	248,010	86,047
Losses (gains) on marketable securities	31,401	(274,971)
Unrealized loss on interest rate swap contract	—	45,288
Compensatory element of stock options	297,392	307,355
Provision for doubtful accounts	271,207	288,760
Amortization of debt issuance costs	5,246	5,348
Amortization of operating lease right-of-use asset	91,986	75,135
Changes in assets and liabilities:
Accounts receivable	(174,098)	(439,413)
Prepaid expenses	(13,892)	80,112
Inventory	(34,577)	49,856
Other current assets	18,359	11,640
Deposits and other assets, net	(65,096)	(10,616)
Accounts payable	735,107	(931,007)
Accrued expenses	(1,473,052)	(1,253,911)
Operating lease liability	(94,564)	(54,682)
Other liabilities	—	(5,176)
Deferred revenue	827,779	1,107,129
Net cash from (used in) operating activities	954,063	(356,865)
Cash flows from investing activities:
Purchases of property and equipment	(62,053)	(457,722)
Purchases of marketable securities	(599,611)	(743,811)
Sale of marketable securities	374,180	860,484
Net cash used in investing activities	(287,484)	(341,049)
Cash flows used in financing activities:
Treasury stock purchases	—	(170,376)
Repayments of note payable	(33,878)	(40,665)
Repayment of line of credit	(1,750,000)	(200,000)
Proceeds from line of credit	2,800,000	950,000
Dividends paid	(2,020,539)	—
Net cash (used in) provided by financing activities	(1,004,417)	538,959

Decrease in cash and cash equivalents	(337,838)	(158,955)

Cash and cash equivalents - beginning of period	560,960	406,067
Cash and cash equivalents - end of period	$223,122	$247,112

Supplemental investing activities:
Construction costs payable	$—	$219,748
Duke license agreement payable	$—	$533,333
Supplemental cash flow information:
Cash paid during the year for:
Interest	$485,413	$443,829
Income taxes	$—	$57,630

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	For the Three Months Ended February 28, 2025
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2024	14,849,619	$148,696	$44,268,469	$(24,855,556)	$(32,777,626)	$(13,216,017)
Compensatory element of stock options			297,392			297,392
Dividends declared ($0.25 per share)					(2,020,539)	(2,020,539)
Net income					282,855	282,855
Balance at February 28, 2025	14,849,619	$148,696	$44,565,861	$(24,855,556)	$(34,515,310)	$(14,656,309)

	For the Three Months Ended February 29, 2024
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2023	14,849,246	$148,492	$43,411,143	$(23,431,685)	$(31,159,182)	$(11,031,232)
Compensatory element of stock options			307,355			307,355
Treasury stock				(170,376)		(170,376)
Net income					556,241	556,241
Balance at February 29, 2024	14,849,246	$148,492	$43,718,498	$(23,602,061)	$(30,602,941)	$(10,338,012)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2025

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 28, 2025 and November 30, 2024, the related Consolidated Statements of Income, Cash Flows and Stockholders' Deficit for the three months ended February 28, 2025 and February 29, 2024 have been prepared by Cryo-Cell International, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2024 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three months ended February 28, 2025 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2025.

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

As of February 28, 2025, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $57,173,343, which will be recognized ratably on a straight-line basis over the contractual period of which $9,439,786, will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three months ended February 28, 2025, the Company recorded $9,351 in commission payments to customers under the RAF program as a reduction to revenue. During the three months ended February 29, 2024, the Company recorded $11,052 in commission payments to customers under the RAF program as a reduction to revenue. For the three months ended February 28, 2025, the Company capitalized additional contract acquisition costs of $31,450, net of amortization. For the three months ended February 29, 2024, the Company capitalized additional contract acquisition costs of $30,179, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	February 28, 2025	November 30, 2024
Contract assets (sales commissions)	$796,160	$775,147
Accounts receivable	$7,211,985	$7,309,094
Short-term contract liabilities (deferred revenue)	$9,439,786	$9,788,574
Long-term contract liabilities (deferred revenue)	$47,733,557	$46,556,990

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three months ended February 28, 2025 and February 29, 2024.

The following table presents changes in the Company’s contract assets and liabilities during the three months ended February 28, 2025:

	Balance at December 1, 2024	Additions	Deductions	Balance at February 28, 2025
Contract assets (sales commissions)	$775,147	$31,450	$(10,437)	$796,160
Accounts receivable	$7,309,094	$10,560,647	$(10,657,756)	$7,211,985
Contract liabilities (deferred revenue)	$56,345,564	$5,168,613	$(4,340,834)	$57,173,343

The following table presents changes in the Company’s contract assets and liabilities during the three months ended February 29, 2024:

	Balance at December 1, 2023	Additions	Deductions	Balance at February 29, 2024
Contract assets (sales commissions)	$695,695	$30,179	$(9,253)	$716,621
Accounts receivable	$6,576,240	$10,250,022	$(10,099,369)	$6,726,893
Contract liabilities (deferred revenue)	$50,891,353	$5,297,596	$(4,190,467)	$51,998,482

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

Inventory

As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of February 28, 2025, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended February 28, 2025 and February 29, 2024, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three months ended February 28, 2025 and February 29, 2024.

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

Stock Compensation

As of February 28, 2025, the Company has three stock-based compensation plans, which are described in Note 7 to the unaudited consolidated financial statements: the 2006 plan, 2012 plan and the 2022 Plan. The 2006 and 2012 Plans will remain in effect as long as any awards under the Plans are outstanding; however, no further awards may be granted under either plan. The 2022 Plan became effective April 8, 2022 as approved by the Board of Directors and approved by the stockholders at the 2022 Annual Meeting. The Company recognized approximately $297,000 and $307,000 for the three months ended February 28, 2025 and February 29, 2024 respectively, of stock compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2025 and November 30, 2024, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at February 28, 2025 Using
Description	February 28, 2025	Level 1	Level 2	Level 3
Assets:
Marketable securities	$3,256,301	$3,256,301	$—	$—
Total	$3,256,301	$3,256,301	$—	$—

	Fair Value at	Fair Value Measurements at November 30, 2024 Using
Description	November 30, 2024	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,935,183	$2,935,183	$—	$—
Total	$2,935,183	$2,935,183	$—	$—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was approximately ($31,000) and $275,000 in unrealized holding losses and gains, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three months ended February 28, 2025 and February 29, 2024, respectively.

Interest rate swap - The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. There was $0 and $45,288 loss on interest rate swap recorded on the accompanying statements of income for the three months ended February 28, 2025 and February 29, 2024, respectively.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at February 28, 2025 and November 30, 2024. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no material effect on the reported results of operations.

Recently Adopted Accounting Pronouncements

In July 2023, the FASB issued ASU 2023-07, Enhanced Segment Reporting. This update amends the segment reporting requirements under Accounting Standards Codification (ASC) 280, "Segment Reporting." The guidance mandates more detailed disclosures regarding segment expenses, including labor costs and other significant operating expenses. The Company is currently evaluating the impact of ASU 2023-07 on its financial statements and segment disclosures. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

In September 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU enhances and improves the income tax disclosure requirements under Topic 740, "Income Taxes." The key provisions of this update include additional disclosures related to income tax expense, unrecognized tax benefits, and the impact of tax rate changes on the financial statements. The Company is currently assessing the impact of ASU 2023-09 on its financial statement disclosures. The guidance is effective for fiscal years beginning after December 15, 2024. While the Company has not yet determined the full effect on its financial reporting, it is in the process of evaluating how to implement the required enhanced disclosures. This includes more detailed information on tax rate reconciliation, tax liabilities, and changes in unrecognized tax benefits.

In March 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU introduces requirements for companies to disaggregate income statement expenses and provide detailed disclosures related to these expenses, aiming to improve the transparency and comparability of financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its financial reporting and is in the process of determining the most appropriate approach for adoption. The guidance is effective for fiscal years beginning after December 15, 2025.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, and interest expense for the three months ended February 28, 2025 and February 29, 2024:

	For the three months ended
	February 28, 2025	February 29, 2024
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$7,865,888	$7,805,522
PrepaCyte CB	20,913	3,000
Public cord blood banking	82,079	43,713
Total net revenue	$7,968,880	$7,852,235
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$1,701,635	$1,790,469
PrepaCyte CB	6,959	25,483
Public cord blood banking	275,994	250,419
Total cost of sales	$1,984,588	$2,066,371
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$1,242,917	$1,057,719
PrepaCyte CB	7,009	(29,428)
Public cord blood banking	(193,915)	(207,068)
Total operating profit	$1,056,011	$821,223
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$184,908	$25,879
PrepaCyte CB	6,945	6,945
Public cord blood banking	—	362
Total depreciation and amortization	$191,853	$33,186
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$494,962	$256,459
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$494,962	$256,459

The following table shows the assets by segment as of February 28, 2025 and November 30, 2024:

	As of	As of
	February 28, 2025	November 30, 2024
Assets:
Umbilical cord blood and cord tissue stem cell service	$59,022,278	$59,259,451
PrepaCyte CB	117,466	138,169
Public cord blood banking	5,241,323	5,280,013
Total assets	$64,381,067	$64,677,633

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

The components of inventory at February 28, 2025 and November 30, 2024 are as follows:

	As of February 28, 2025	As of November 30, 2024
Raw materials	$—	$—
Work-in-process	351,137	207,291
Work-in-process – Public Bank	—	—
Finished goods	57,269	71,566
Finished goods – Public Bank	5,200,954	5,279,866
Collection kits	32,753	48,813
Inventory reserve	(7,718)	(7,718)
Total inventory	$5,634,395	$5,599,818

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

Intangible assets were as follows as of February 28, 2025 and November 30, 2024:

	Useful lives	February 28, 2025	November 30, 2024
Patents	10-20 years	$697,744	$697,744
Less: Intangible asset impairment		(377,810)	(377,810)
Less: Accumulated amortization		(174,964)	(172,058)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(277,918)	(272,055)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(10,498)	(10,300)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(216,000)	(208,000)
Net Intangible Assets		$904,287	$921,254

Amortization expense of intangibles was approximately $17,000 and $17,000 for the three months ended February 28, 2025 and February 29, 2024, respectively.

Note 5 – Notes Payable

On July 18, 2022, the Company entered into a Credit Agreement (“Susser Agreement ”) with Susser Bank, a Texas state bank, as administrative agent (“Susser”) on behalf of itself and the other lenders (collectively, the “Lenders”), which was amended pursuant to an Amendment to Credit Agreement dated July 29, 2022, for (i) an unsecured revolving line of credit in an aggregate principal amount of up to $10,000,000 (the “RCF”); and (ii) a term loan facility in an original principal amount of $8,960,000 (the “Term Loan Susser” and together with the RCF collectively, the “Loans”). In connection with the RCF the Company entered into a Revolving Credit Line, in favor of Susser, in the stated principal amount of $10,000,000 (the “RCF Note”), and in connection with the Term Loan the Company entered into a Term Note, in favor of Susser, in the stated principal amount of $8,960,000 (the “Term Note” and together with RCF Note, collectively, the “Notes”). The Loans bear interest at the Company’s option at: (a) the Base Rate, which is the highest of (i) the rate of interest published by The Wall Street Journal, from time to time, as the “U.S. Prime Rate”, (ii) the federal funds rate plus 0.5% and (iii) the Monthly SOFR rate plus 1.0% (subject in each case to a floor of 5.5%), plus 4.25% or (b) the Monthly SOFR plus 3.25% (subject to a floor of 4.5%). The RCF matures on July 18, 2025 and the Term Note matures on July 18, 2032. As of the three months ended February 28, 2025 and February 29, 2024, the Company paid interest of $223,001 and $193,259, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. The interest rates for the RCF and Term Note as of February 28, 2025 were 7.57% and 7.56%, respectively. The interest rates for the RCF and Term Note as of February 29, 2024 were 6.96% and 8.57%, respectively.

The average outstanding balance during the three months ended February 28, 2025 for the revolving line of credit was $2,939,444. The average outstanding balance during the twelve months ended November 30, 2024 for the revolving line of credit was $2,496,171. The revolving line of credit balance as of February 28, 2025 and November 30, 2024 was $4,570,000 and $3,520,000, respectively, and is reflected on the accompanying balance sheet.

The Company incurred debt issuance costs related to the term loan in the amount of $196,501 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended February 28, 2025 and February 29, 2024, $5,246 and $5,348, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

On March 27, 2023, the Company entered into an interest rate swap agreement with Susser to manage exposure to interest rate risk related to its variable rate debt obligation under the Term Note. The swap agreement had a notional amount equal to the Term Loan. The agreement is to pay the Company monthly SOFR plus 3.25% on the notional amount and the Company is to pay a fixed rate of interest equal to 6.96%. The effective date of the amended term loan was March 27, 2023 with a maturity date of July 29, 2032. On April 15, 2024, the Company terminated the interest rate swap agreement and recorded proceeds of $228,000 during the second quarter of fiscal 2024.

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

As of February 28, 2025 and November 30, 2024, the note payable obligation was as follows:

	February 28, 2025	November 30, 2024
Note payable - Susser	$8,594,822	$8,628,700
Unamortized debt issuance costs - Susser	(142,921)	(148,167)
Net note payable	$8,451,901	$8,480,533
Current portion of note payable	$178,786	$170,488
Long-term note payable, net of debt issuance costs	8,273,115	8,310,045
Total	$8,451,901	$8,480,533

Future principal payments under the note payable obligation are as follows:

Years ending February 28:	Amount
2026	$178,786
2027	191,085
2028	204,786
2029	217,119
2030	231,024
Thereafter	7,572,022
Less: Unamortized debt issuance costs	(142,921)
Total	$8,451,901

Interest expense on the note payable for the three months ended February 28, 2025 and February 29, 2024 was as follows:

	For the three months ended	For the three months ended
	February 28, 2025	February 29, 2024
Interest expense on notes payable - Susser	$223,001	$—
Debt issuance costs - Susser	5,246	—
Total interest expense	$228,247	$—

During the three months ended February 28, 2025 and February 29, 2024, the Company capitalized interest expense of $0 and $198,607, respectively, related to the construction of the Company's new facility in North Carolina.

Note 6 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended
	February 28, 2025	February 29, 2024
Numerator:
Net income	$282,855	$556,241
Denominator:
Weighted-average shares outstanding-basic	8,082,159	8,277,844
Dilutive common shares issuable upon exercise of stock options	117,863	47,183
Weighted-average shares-diluted	8,200,022	8,325,027
Income per share:
Basic	$0.03	$0.07
Diluted	$0.03	$0.07

For the three months ended February 28, 2025, the Company excluded the effect of 552,400 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the three months ended February 29, 2024, the Company excluded the effect of 758,678 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 7 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of February 28, 2025, and November 30, 2024, there were 15,000 and 15,000 options issued, but not yet exercised, under the 2006 Plan, respectively. As of February 28, 2025, there were no shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of February 28, 2025, there were 188,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2024, there were 188,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of February 28, 2025, there were no shares available for future issuance under the 2012 Plan.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. The 2022 Plan reserves 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). As of February 28, 2025, there were 348,300 service-based options issued and 475,000 market-based restricted options granted. As of November 30, 2024, there were 290,300 service-based options issues and 475,000 market-based restricted options granted. As of February 28, 2025, there were 621,700 shares available for future issuance under the 2022 Plan.

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

There were 103,000 and 103,000 options granted during the three months ended February 28, 2025 and February 29, 2024, respectively.

Variables used to determine the fair value of the options granted for the three months ended February 28, 2025 and February 29, 2024 are as follows:

	Three months ended
	February 28,	February 29,
	2025	2024
Weighted average values:
Expected dividends	6.50%	0%
Expected volatility	64.25%	60.52%
Risk free interest rate	4.40%	3.87%
Expected life	5 years	5 years

Stock option activity for options with only service-based vesting conditions for the three months ended February 28, 2025, was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2024	493,878	$7.26	3.83	$997,943
Granted	103,000	7.89		15,400
Exercised	—	—		—
Expired/forfeited	(45,000)	13.48		—
Outstanding at February 28, 2025	551,878	$6.87	4.13	$705,134
Exercisable at February 28, 2025	417,529	$6.80	4.02	$574,974

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either February 28, 2025 or November 30, 2024 as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three months ended February 28, 2025 and February 29, 2024, the Company did not issue any common shares to option holders.

Significant option groups outstanding and exercisable at February 28, 2025 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$3.01 to $4.00	15,000	0.81	$3.09	15,000	$3.09
$4.01 to $5.00	113,600	3.39	$4.74	97,299	$4.74
$5.01 to $6.00	38,600	5.42	$5.86	23,080	$5.87
$6.01 to $7.00	86,933	4.30	$6.47	61,928	$6.48
$7.01 to $8.00	177,645	4.24	$7.52	155,825	$7.53
$8.01 to $9.00	75,000	4.90	$8.09	24,997	$8.09
$9.01 to $10.00	29,000	3.02	$9.37	23,300	$9.35
$12.01 to $13.00	16,100	5.68	$12.54	16,100	$12.54
	551,878	4.13	$6.87	417,529	$6.80

A summary of the status of the Company’s non-vested options as of February 28, 2025, and changes during the three months ended February 28, 2025, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2024	131,960	$3.03
Granted	103,000	2.58
Vested	(100,611)	2.80
Forfeited	—	—
Non-vested at February 28, 2025	134,349	$2.85

As of February 28, 2025, there was approximately $326,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan, 2012 Plan and the 2022 Plan. The cost is expected to be recognized over a weighted-average period of 2.15 years as of February 28, 2025. The total fair value of shares vested during the three months ended February 28, 2025 was approximately $282,000.

Performance and market-based vesting condition options

On April 8, 2022, the Company granted 400,000 market-based vesting condition options to David Portnoy, Mark Portnoy, and Oleg Mikulinsky in the amounts of 280,000, 100,000, and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $12.27 and the calculated fair value of the options is $2.79. These stock options vest immediately when the price of the Company's stock reaches $25.00 per share during the seven-year option term. The grant of these options was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. As of February 28, 2025 and February 29, 2024, the Company recognized approximately $80,000 and $97,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of February 28, 2025 and November 30, 2024, there was approximately $0 and $80,000, respectively, of unrecognized compensation cost to be recognized.

On December 23, 2022, the Company entered into new two-year employment agreements (the "Agreements"), effective December 1, 2022, with David Portnoy and Mark Portnoy. Per the Agreements, David Portnoy and Mark Portnoy were awarded a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company's common stock, exercisable only if the Company's stock has a closing price at least once during the life of the option above $8.00. These options are considered to be market-based vesting condition options and accounting principles do not require the market condition to be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $4.30 and the calculated fair value of the options is $1.76. These stock options vest immediately when the price of the Company's stock reaches $8.00 per share during the five-year option term. As of February 28, 2025 and February 29, 2024, the Company recognized approximately $0 and $21,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of February 28, 2025 and November 30, 2024, there was approximately $0 and $0, respectively, of unrecognized compensation cost to be recognized.

Dividend

On January 24, 2025, the Board of Directors of the Company declared a cash dividend of $0.25 per share of common stock that was paid to its stockholders of record as of the close of business on February 14, 2025. The dividend was paid on February 28, 2025.

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

On October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke University with the American Arbitration Association alleging that Duke fraudulently induced the Company to enter its Patent and Technology License Agreement with Duke and that Duke breached the agreement on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of the Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025, for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company believes Duke’s counterclaims are without merit and intends to contest them vigorously. The Company believes that the resolution of the Duke counterclaims should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted (inclusive of the claims the Company asserts against Duke and the counterclaims Duke asserts against the Company), which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies. See “Note 12” and "Risk Factors" for additional information regarding Duke.

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

As of February 28, 2025, the Company had repurchased an aggregate of 6,787,460 shares of the Company’s common stock at an average price of $3.66 per share through open market and privately negotiated transactions under the Company’s share repurchase plan. The Company purchased 0 and 31,808, (at an average price of $0 and $5.36 per share) of the Company’s common stock during the three months ended February 28, 2025 and February 29, 2024, respectively.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of February 28, 2025 and November 30, 2024. As of February 28, 2025 and November 30, 2024, 6,787,460 were held as treasury stock.

Note 11 – Leases

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of February 28, 2025 and November 30, 2024:

	February 28, 2025	November 30, 2024
Assets
Operating lease right-of-use asset	$714,353	$806,339
Liabilities
Current portion of operating lease liabilities	$452,014	$428,334
Operating lease long-term liabilities	386,809	505,053
Total lease liability	$838,823	$933,387

The maturity of the Company’s lease liabilities at February 28, 2025 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2025 (9 months remaining)	$376,927
2026	490,982
2027	38,247
Less: Imputed interest	(67,333)
Present value of lease liabilities	$838,823

The remaining lease term and discount rates are as follows:

	February 28, 2025	November 30, 2024
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	1.83	2.08
Discount rate (percentage)
Operating lease	8.3%	8.3%

Supplemental cash flow information related to leases is as follows:

	Three months ended
	February 28, 2025	February 29, 2024
Operating cash outflows from operating leases	$126,629	$89,354

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

However, due to Duke’s conduct, the Company has not been able to make the progress it had hoped to make in expanding patient access to innovative infusion treatments and has been prevented from commercializing the rights licensed under the Duke License Agreement, treating patients and otherwise obtaining the benefits of the Duke License Agreement As such, after attempts to reach compromise, on October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) with the American Arbitration Association. Among other things, the Company alleges in the Arbitration Demand that Duke fraudulently induced Cryo-Cell to enter the Duke License Agreement and breached it on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of the Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter into the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment.

In connection therewith, the Company has requested to enter an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. The Company has notified Duke that it believes such damages are in excess of $100 million.

On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025 for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims.

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
(xxx)
the Company's ability to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke or otherwise obtaining the benefits of the Duke License Agreement;
(xxxi)
the Company's spinoff of Celle Corp.,
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

As discussed further in Note 12, on February 23, 2021, the Company entered into a Patent and Technology License Agreement (the “Duke License Agreement”) with Duke University (“Duke”). The Duke License Agreement grants the Company certain rights to proprietary processes and regulatory data related to cord blood and cord tissue developed at Duke. Through the Duke License Agreement, the Company had anticipated, either directly or through its wholly-owned subsidiary, Celle Corp., exploring, testing, and administering treatments to patients for which there are limited U.S. Food and Drug Administration (“FDA”) approved therapies, including cerebral palsy and autism. These treatments were expected to utilize the unique immunomodulatory and potential regenerative properties derived from cord blood and cord tissue. Through the Duke License Agreement, the Company intended to develop three business units, namely: (1) its cord blood bank and other storage services (its historical business); (2) cord blood and cord tissue infusion clinic services services initially under the FDA’s Expanded Access Program and in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain biologics license application (“BLA”) approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) were approved by the FDA. Additionally, to support such business expansion, the Company had anticipated opening and launching the Cryo-Cell Institute for Cellular Therapies, which it initially hoped to open as early as the fourth quarter of fiscal 2021, but no later than the first quarter of fiscal 2022 (and more recently reported as anticipated to open during the fourth quarter of fiscal 2024). As of the date hereof, the Company can make no assurances it will be able to expand its business into business units (2) and (3) above.

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

The Company anticipates this New Facility will expand the Company’s cryopreservation and cold storage business by introducing a new service, ExtraVault (www.extravault.com). With over 30 years of experience in handling biological specimens for both research and clinical use, Cryo-Cell intends to leverage this expertise and offer these biorepository services to biopharmaceutical companies and healthcare institutions. The new facility will offer state-of-the-art biologic, reagent and vaccine storage at cost effective prices. A robust inventory management system is planned to be implemented that Cryo-Cell believes will allow customers to view their own inventory through a customer portal and place distribution orders online. As a result, it is anticipated ExtraVault will provide expertise, experience, customer electronic access and cost sensitive solutions to the Company’s partners in the biopharma and healthcare industries. Information on our website is not incorporated into this Quarterly Report on Form 10-Q and should not be considered part of this Quarterly Report on Form 10-Q.

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

Results of Operations – Three-Month Period Ended February 28, 2025 Compared to the Three-Month Period Ended February 29, 2024

Revenue. Revenue for the three months ended February 28, 2025 was $7,968,880 as compared to $7,852,235 for the same period in 2024 an increase of 2% as a result of the reasons discussed below.

Processing and Storage Fees. For the three months ended February 28, 2025, processing and storage fees were $7,865,888 compared to $7,805,522 for the three months ended February 29, 2024. Processing and storage fee revenue is attributable to a 4% increase in recurring annual storage fee revenue offset by a 12% decrease in the number of new domestic cord blood specimens processed for the three months ended February 28, 2025 versus the three months ended February 29, 2024.

Product Revenue. For the three months ended February 28, 2025, revenue from the product sales was $20,913 compared to $3,000 for the three months ended February 29, 2024.

Public Cord Blood Banking Revenue. For the three months ended February 28, 2025, revenue from the public cord blood banking sales was $82,079 compared to $43,713 for the three months ended February 29, 2024.

Cost of Sales. Cost of sales for the three months ended February 28, 2025 was $1,984,588 as compared to $2,066,371 for the same period in 2024, representing a 4% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $31,000 and $31,000 for the three months ended February 28, 2025 and February 29, 2024, respectively. Cost of Sales also includes $6,959 and $25,483 for the three months ended February 28, 2025 and February 29, 2024, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $275,994 and $250,419 for the three months ended February 28, 2025 and February 29, 2024, respectively, related to the public banks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended February 28, 2025 were $4,638,285 as compared to $4,428,566 for the 2024 period representing a 5% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2025 were $98,143 as compared to $502,889 for the 2024 period of which $0 and $162,221, respectively, related to the Clinical Study and Research Agreement with Duke University to provide funding to complete the Duke IMPACT Study (See Note 12) and $0 and $94,099, respectively, related to clinical trial expenses related to the Company's Master Services Agreement with Emmes (See Note 12).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended February 28, 2025 was $191,853 compared to $33,186 for the 2024 period. The increase in depreciation and amortization for the three months ended February 28, 2025 was due to the Company's building in Durham, NC.

Interest Expense. Interest expense during the three months ended February 28, 2025, was $494,962 compared to $256,459 during the comparable period in 2024, of which, $228,247 and $0, respectively, related to the credit and subordination agreement with Susser Bank as described in Note 5. Interest expense also includes of $263,152 and $254,550 as of the three months ended February 28, 2025 and February 29, 2024, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the

Company’s storage revenue collected. During the three months ended February 29, 2024 the Company capitalized interest expense of $198,607 related to the construction of the Company's new facility in North Carolina.

Loss on Interest Rate Swap. Loss on the change in the fair value of a derivative for the three months ended February 28, 2025 was $0 versus $45,288 for the three months ended February 29, 2024. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Income Taxes. U.S. income tax expense for the three months ended February 28, 2025 was $250,863 compared to $238,269 for the three months ended February 29, 2024.

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

At February 28, 2025, the Company had cash and cash equivalents of $223,122 as compared to $560,960 at November 30, 2024. The decrease in cash and cash equivalents during the three months ended February 28, 2025 was primarily attributable to the following:

•
Net cash provided by operating activities for the three months ended February 28, 2025 was $954,063, which was attributable to the Company’s operating activities.
•
Net cash used in operating activities for the three months ended February 29, 2024 was $356,865, which was attributable to the Company’s operating activities.
•
Net cash used in investing activities for the three months ended February 28, 2025 was $287,484 which was primarily attributable to $62,053 used to purchase equipment and $599,611 used to purchase marketable securities, which was offset by the sale of marketable securities in the amount of $374,180.
•
Net cash used in investing activities for the three months ended February 29, 2024 was $341,049 which was primarily attributable to $457,722 used to purchase equipment and $743,811 used to purchase marketable securities, which was offset by the sale of marketable securities in the amount of $860,484.
•
Net cash used in financing activities for the three months ended February 28, 2025 was $1,004,417 which was primarily attributable to the proceeds received from the line of credit with Susser Bank described above in the amount of $2,800,000, which were offset by payments of $1,783,878 to partially repay the Susser note payable and line of credit described above and $2,020,539 used to pay a cash dividend of $0.25 per share of common stock to the Company's shareholders of record on February 14, 2025. The dividend was paid on February 28, 2025.
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

The Company has a revolving line of credit, described above. The balance as of February 28, 2025 is $4,570,000 and is reflected on the accompanying balance sheet.

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

On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company Which Duke amended on March 24, 2025 for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims.

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

See "Note 12" and "Risk Factors".

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 1 to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K filed with the SEC on February 28, 2025. Our most critical accounting policies and estimates include: recognition of revenue and the related allowance for doubtful accounts, stock-based compensation, income taxes and license and revenue sharing agreements. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report on Form 10-K. Please refer to Note 1 to the Consolidated Financial Statements.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke University with the American Arbitration Association alleging that Duke fraudulently induced the Company to enter its Patent and Technology License Agreement with Duke and that Duke breached the agreement on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of the Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025, for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company believes Duke’s counterclaims are without merit and intends to contest them vigorously. The Company believes that the resolution of the Duke counterclaims should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted (inclusive of the claims the Company asserts against Duke and the counterclaims Duke asserts against the Company), which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies. See “Note 12” and "Risk Factors" for additional information regarding Duke.

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

On February 22, 2024, the Company formed its wholly owned Delaware subsidiary, Celle Corp. Celle Corp. was created to hold certain assets of Cryo-Cell not directly associated with the recurring revenue stream from privately banked, umbilical cord blood specimens. The Duke Agreement has been transferred to Celle Corp. and other assets and liabilities were expected to be transferred. As previously disclosed, the Company’s Board of Directors has authorized the spin-off of Celle Corp. to the Company’s shareholders and to explore all strategic alternatives for the Company (post spin-off) to maximize shareholder value. As result of the Arbitration Demand against Duke, there can be no assurance that any such spinoff or any contemplated strategic alternatives will take place. There are several conditions that must first be satisfied, including obtaining certain third party consents, such as that of the Company’s lender. If the Company is unable to spinoff Celle Corp., it will continue to own Cell Corp. and will continue to be obligated under the Duke Agreement and related agreements, such as the Duke Research Agreement and the Master Services Agreement with Emmes Biopharma Services LLC, all of which impose significant funding obligations, which could negatively impact the Company’s financial condition.

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

As discussed in Note 12, on October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke with the American Arbitration Association, alleging, among other things, that Duke breached the Duke License Agreement, breached the implied contractual covenant of good faith and fair dealing, fraudulently induced the Company to enter the Duke License Agreement, and violated North Carolina’s Unfair Trade Practices Act. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025 for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company cannot currently predict the outcome of the arbitration. It is possible that there could be an unfavorable outcome or resolution of any claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and expensive and there can be no assurance that the Company will prevail or how long such proceedings may last. The Company is not currently including an estimate of legal fees and other related litigation costs in its estimate of loss contingencies.

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

On October 4, 2024, the Company filed the Arbitration Demand against Duke with the AAA, alleging, among other things, that Duke is in breach of the Duke License Agreement, breached the implied contractual covenant of good faith and fair dealing, fraudulently induced the Company to enter into the Duke License Agreement, and violated North Carolina’s Unfair Trade Practices Act. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. Cryo-Cell has notified Duke that it believes such damages exceed $100 million. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims which Duke amended on March 24, 2025 against the Company for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company cannot currently predict the outcome of the arbitration. It is possible that there could be an unfavorable outcome or resolution of any claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company may not be able to recover all or any of its damages or all or any of its investment in the Duke License Agreement.

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

Based upon shares of common stock outstanding as of February 28, 2025, our executive officers, directors, 5% stockholders (known to us through publicly available information) and their affiliates beneficially owned approximately 45% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) RECENT SALES OF UNREGISTERED SECURITIES

None.

(b) USE OF PROCEEDS FROM SECURITIES

(c) ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 - 31, 2024	—	$—	—	1,214,540
January 1 - 31, 2025	—	$—	—	1,214,540
February 1 - 28, 2025	—	$—	—	1,214,540

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)
Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.1 (3)	Patent and License Technology Agreement
10.2 (4)	First Amendment to License Agreement
10.3 (5)	Purchase Agreement between Scannell Properties #502, LLC and Cryo-Cell International, Inc. dated March 14, 2022.
10.4 (6)	2022 Equity Incentive Plan
10.5 (7)	Master Services Agreement with Emmes Biopharma Services LLC
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company's Quarterly Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2021.
(4)	Incorporated by reference to the Company's Annual Report on Form 10-K filed on February 22, 2022.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 16, 2022.
(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2022.
(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2024.

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

Date: April 14, 2025