Form 10-Q
period 2025-05-31
CRYO CELL INTERNATIONAL INC
filed 2025-07-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2025

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 15, 2025, 8,057,150 shares of $0.01 par value common stock were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	November 30,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$137,491	$560,960
Marketable securities	4,293,513	2,935,183
Accounts receivable (net of allowance for
doubtful accounts of $4,245,958 and $4,266,406, respectively)	6,931,474	7,309,094
Prepaid expenses	621,345	637,055
Inventory, current portion	676,764	657,703
Other current assets	392,333	454,598
Total current assets	13,052,920	12,554,593
Property and Equipment-net	21,391,845	21,894,263
Other Assets
Intangible assets, net	887,321	921,254
Inventory, net of current portion	4,864,835	4,942,115
Goodwill	1,941,411	1,941,411
Deferred tax assets	20,802,023	20,802,023
Operating lease right-of-use asset	620,225	806,339
Deposits and other assets, net	877,329	815,635
Total other assets	29,993,144	30,228,777
Total assets	$64,437,909	$64,677,633
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,241,446	$1,882,274
Accrued expenses	2,673,698	5,809,872
Note payable	177,603	170,488
Line of credit	6,620,000	3,520,000
Current portion of operating lease liability	465,231	428,334
Deferred revenue	9,574,621	9,788,574
Total current liabilities	21,752,599	21,599,542

Other Liabilities
Deferred revenue, net of current portion	48,818,976	46,556,990
Note payable, net of current portion and debt issuance costs	8,238,979	8,310,045
Operating lease long-term liability	265,140	505,053
Long-term liability - revenue sharing agreements	875,000	875,000
Other liabilities	47,020	47,020
Total other liabilities	58,245,115	56,294,108
Total liabilities	79,997,714	77,893,650

Commitments and contingencies (Note 9)	—	—

Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,869,619 issued and 8,064,151 outstanding as of May 31, 2025 and 14,869,619 issued and 8,082,159 outstanding as of November 30, 2024)	148,696	148,696
Additional paid-in capital	44,605,887	44,268,469
Treasury stock, at cost	(24,944,175)	(24,855,556)
Accumulated deficit	(35,370,213)	(32,777,626)
Total stockholders' deficit	(15,559,805)	(13,216,017)
Total liabilities and stockholders' deficit	$64,437,909	$64,677,633

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2025	2024	2025	2024
Revenue:
Processing and storage fees	$7,871,719	$7,965,500	$15,737,607	$15,771,022
Public banking revenue	42,688	41,477	124,767	85,190
Product revenue	14,436	35,834	35,349	38,834
Total revenue	7,928,843	8,042,811	15,897,723	15,895,046
Costs and Expenses:
Cost of sales	1,856,539	2,024,750	3,841,127	4,185,218
Selling, general and administrative expenses	4,257,857	4,017,660	8,896,142	8,352,129
Impairment of investment - Tianhe stock	—	308,000	—	308,000
Research, development and related engineering	131,711	241,085	229,854	743,974
Depreciation and amortization	190,102	59,798	381,955	92,984
Total costs and expenses	6,436,209	6,651,293	13,349,078	13,682,305
Operating Income	1,492,634	1,391,518	2,548,645	2,212,741
Other Income (Expense):
(Losses) gains on marketable securities	(379,332)	258,623	(410,733)	533,594
Gain on interest rate swap	—	151,175	—	105,887
Other income	12,927	137	16,997	200
Interest expense	(551,126)	(329,273)	(1,046,088)	(585,732)
Total other income (expense)	(917,531)	80,662	(1,439,824)	53,949
Income before income tax expense	575,103	1,472,180	1,108,821	2,266,690
Income tax expense	(219,318)	(816,390)	(470,181)	(1,054,659)
Net income	$355,785	$655,790	$638,640	$1,212,031
Net income per common share - basic	$0.04	$0.08	$0.08	$0.15
Weighted average common shares outstanding - basic	8,080,161	8,117,479	8,081,149	8,197,223
Net income per common share - diluted	$0.04	$0.08	$0.08	$0.15
Weighted average common shares outstanding - diluted	8,125,720	8,232,327	8,158,744	8,275,414

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31,	May 31,
	2025	2024
Cash flows from operating activities:
Net income	$638,640	$1,212,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	498,141	198,264
Impairment of investment - Tianhe stock	—	308,000
Loss on sale of property and equipment	47,671	—
Losses (gains) on marketable securities	410,733	(533,594)
Unrealized gain on interest rate swap contract	—	(105,887)
Compensatory element of stock options	337,418	485,494
Provision for doubtful accounts	366,586	560,200
Amortization of debt issuance costs	10,465	10,669
Amortization of operating lease right-of-use asset	186,114	151,413
Changes in assets and liabilities:
Accounts receivable	11,034	(815,407)
Prepaid expenses	15,710	(36,374)
Inventory	58,219	122,728
Other current assets	62,265	(45,525)
Deposits and other assets, net	(61,694)	(32,551)
Accounts payable	370,932	(599,852)
Accrued expenses	(3,136,174)	(1,953,539)
Operating lease liability	(203,016)	(110,508)
Other liabilities	—	(8,873)
Deferred revenue	2,048,033	2,609,927
Net cash from operating activities	1,661,077	1,416,616
Cash flows from investing activities:
Purchases of property and equipment	(124,461)	(2,209,654)
Sale of property and equipment	115,000	—
Payment of Duke license agreement	—	(933,334)
Purchases of marketable securities	(2,574,249)	(854,869)
Sale of marketable securities	793,426	902,210
Net cash used in investing activities	(1,790,284)	(3,095,647)
Cash flows used in financing activities:
Treasury stock purchases	(88,619)	(1,407,471)
Repayments of note payable	(74,416)	(78,370)
Repayment of line of credit	(3,700,000)	(200,000)
Proceeds from line of credit	6,800,000	3,200,000
Dividends paid	(3,231,227)	—
Proceeds from Swap termination	—	228,000
Net cash (used in) provided by financing activities	(294,262)	1,742,159

(Decrease) increase in cash and cash equivalents	(423,469)	63,128
Cash and cash equivalents - beginning of period	560,960	406,067

Cash and cash equivalents - end of period	$137,491	$469,195

Supplemental investing activities:
Construction costs payable	$—	$(880,348)
Supplemental cash flow information:
Cash paid during the year for:
Interest	$977,952	$940,697
Income taxes	$2,198,330	$1,952,502

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	For the Three Months Ended May 31, 2025
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance at February 28, 2025	14,849,619	$148,696	$44,565,861	$(24,855,556)	$(34,515,310)	$(14,656,309)
Compensatory element of stock options			40,026			$40,026
Treasury stock				(88,619)		(88,619)
Dividends declared ($0.15 per share)					(1,210,688)	(1,210,688)
Net income					355,785	$355,785
Balance at May 31, 2025	14,849,619	$148,696	$44,605,887	$(24,944,175)	$(35,370,213)	$(15,559,805)

	For the Six Months Ended May 31, 2025
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2024	14,849,619	$148,696	$44,268,469	$(24,855,556)	$(32,777,626)	$(13,216,017)
Compensatory element of stock options			337,418			337,418
Treasury stock				(88,619)		(88,619)
Dividends declared ($0.40 per share)					(3,231,227)	(3,231,227)
Net income					638,640	638,640
Balance at May 31, 2025	14,849,619	$148,696	$44,605,887	$(24,944,175)	$(35,370,213)	$(15,559,805)

	For the Three Months Ended May 31, 2024
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at February 29, 2024	14,849,246	$148,492	$43,718,498	$(23,602,061)	$(30,602,941)	$(10,338,012)
Compensatory element of stock options			178,139			178,139
Treasury stock				(1,237,095)		(1,237,095)
Net income					655,790	655,790
Balance at May 31, 2024	14,849,246	$148,492	$43,896,637	$(24,839,156)	$(29,947,151)	$(10,741,178)

	For the Six Months Ended May 31, 2024
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2023	14,849,246	$148,492	$43,411,143	$(23,431,685)	$(31,159,182)	$(11,031,232)
Compensatory element of stock options			485,494			485,494
Treasury stock				(1,407,471)		(1,407,471)
Net income					1,212,031	1,212,031
Balance at May 31, 2024	14,849,246	$148,492	$43,896,637	$(24,839,156)	$(29,947,151)	$(10,741,178)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2025

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2025 and November 30, 2024, the related Consolidated Statements of Income for the three and six months ended May 31, 2025 and 2024, Cash Flows for the three and six months ended May 31, 2025 and 2024 and Stockholders’ Deficit for the three and six months ended May 31, 2025 and 2024 have been prepared by Cryo-Cell International, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2024 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and six months ended May 31, 2025 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2025.

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

As of May 31, 2025, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $58,393,597, which will be recognized ratably on a straight-line basis over the contractual period of which $9,574,621, will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three and six months ended May 31, 2025, the Company recorded $9,132 and $18,483, respectively, in commission payments to customers under the RAF program as a reduction to revenue. During the three and six months ended May 31, 2024, the Company recorded $14,441 and $25,493, respectively, in commission payments to customers under the RAF program as a reduction to revenue. For the three and six months ended May 31, 2025 the Company capitalized additional contract acquisition costs of $29,391 and $60,841, respectively, net of amortization. For the three and six months ended May 31, 2024, the Company capitalized additional contract acquisition costs of $31,490 and $61,669, respectively, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	May 31, 2025	November 30, 2024
Contract assets (sales commissions)	$814,796	$775,147
Accounts receivable	$6,931,474	$7,309,094
Short-term contract liabilities (deferred revenue)	$9,574,621	$9,788,574
Long-term contract liabilities (deferred revenue)	$48,818,976	$46,556,990

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three and six months ended May 31, 2025 and 2024

The following table presents changes in the Company’s contract assets and liabilities during the six months ended May 31, 2025:

	Balance at December 1, 2024	Additions	Deductions	Balance at May 31, 2025
Contract assets (sales commissions)	$775,147	$60,840	$(21,191)	$814,796
Accounts receivable	$7,309,094	$20,926,235	$(21,303,855)	$6,931,474
Contract liabilities (deferred revenue)	$56,345,564	$12,250,560	$(10,202,527)	$58,393,597

The following table presents changes in the Company’s contract assets and liabilities during the six months ended May 31, 2024:

	Balance at December 1, 2023	Additions	Deductions	Balance at May 31, 2024
Contract assets (sales commissions)	$695,695	$61,669	$(18,809)	$738,555
Accounts receivable	$6,576,240	$21,115,429	$(20,860,222)	$6,831,447
Contract liabilities (deferred revenue)	$50,891,353	$10,803,662	$(8,193,735)	$53,501,280

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

Inventories

As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of May 31, 2025, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the six months ended May 31, 2025 and May 31, 2024, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and six months ended May 31, 2025 and 2024.

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

Stock Compensation

As of May 31, 2025, the Company has three stock-based compensation plans, which are described in Note 7 to the unaudited consolidated financial statements: the 2006 plan, 2012 plan and the 2022 Plan. The 2006 and 2012 Plans will remain in effect as long as any awards under the Plans are outstanding; however, no further awards may be granted under either plan. The 2022 Plan became effective April 8, 2022 as approved by the Board of Directors and approved by the stockholders at the 2022 Annual Meeting. The Company recognized approximately $337,000 and $485,000 for the six months ended May 31, 2025 and May 31, 2024 respectively, of stock compensation expense. The Company recognized approximately $40,000 and $178,000 for the three months ended May 31, 2025 and May 31, 2024, respectively, of stock option compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2025 and November 30, 2024, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at May 31, 2025 Using
Description	May 31, 2025	Level 1	Level 2	Level 3
Assets:
Marketable securities	$4,293,513	$4,293,513	$—	$—
Total	$4,293,513	$4,293,513	$—	$—

	Fair Value at	Fair Value Measurements at November 30, 2024 Using
Description	November 30, 2024	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,935,183	$2,935,183	$—	$—
Total	$2,935,183	$2,935,183	$—	$—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was approximately $259,000 and $534,000 in unrealized holding gains, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and six months ended May 31, 2024, respectively. There was approximately ($380,000) and ($411,000) in unrealized holding losses, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and six months ended May 31, 2025, respectively

Interest rate swap - The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. There was no gains on interest rate swap recorded on the accompanying statements of income for the three and six months ended May 31, 2025. There was a $151,175 and $105,887 gain on interest rate swap recorded on the accompanying statements of income for the three and six months ended May 31, 2024, respectively. On April 15, 2024, the Company terminated the interest rate swap agreement and recorded proceeds of $228,000.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at May 31, 2025 and November 30, 2024. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, and interest expense for the three and six months ended May 31, 2025 and 2024:

	For the three months ended May 31,
	2025	2024
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$7,871,719	$7,965,500
PrepaCyte CB	14,436	35,834
Public cord blood banking	42,688	41,477
Total net revenue	$7,928,843	$8,042,811
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$1,652,108	$1,830,453
PrepaCyte CB	4,283	10,380
Public cord blood banking	200,148	183,917
Total cost of sales	$1,856,539	$2,024,750
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$1,646,885	$1,515,506
PrepaCyte CB	3,209	18,510
Public cord blood banking	(157,460)	(142,498)
Total operating profit	$1,492,634	$1,391,518
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$183,158	$52,796
PrepaCyte CB	6,944	6,944
Public cord blood banking	—	58
Total depreciation and amortization	$190,102	$59,798
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$551,126	$329,273
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$551,126	$329,273

	For the six months ended May 31,
	2025	2024
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$15,737,607	$15,771,022
PrepaCyte CB	35,349	38,834
Public cord blood banking	124,767	85,190
Total net revenue	$15,897,723	$15,895,046
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$3,353,743	$3,715,019
PrepaCyte CB	11,242	35,863
Public cord blood banking	476,142	434,336
Total cost of sales	$3,841,127	$4,185,218
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$2,889,802	$2,573,225
PrepaCyte CB	10,218	(10,918)
Public cord blood banking	(351,375)	(349,566)
Total operating profit	$2,548,645	$2,212,741
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$368,066	$78,675
PrepaCyte CB	13,889	13,889
Public cord blood banking	—	420
Total depreciation and amortization	$381,955	$92,984
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$1,046,088	$585,732
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$1,046,088	$585,732

The following table shows the assets by segment as of May 31, 2025 and November 30, 2024:

	As of	As of
	May 31, 2025	November 30, 2024
Assets:
Umbilical cord blood and cord tissue stem cell service	$59,213,566	$59,259,451
PrepaCyte CB	60,893	138,169
Public cord blood banking	5,163,450	5,280,013
Total assets	$64,437,909	$64,677,633

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

The components of inventory at May 31, 2025 and November 30, 2024 are as follows:

	As of May 31, 2025	As of November 30, 2024
Raw materials	$—	$—
Work-in-process	318,434	207,291
Work-in-process – Public Bank	—	—
Finished goods	27,097	71,566
Finished goods – Public Bank	5,163,139	5,279,866
Collection kits	40,647	48,813
Inventory reserve	(7,718)	(7,718)
Total inventory	$5,541,599	$5,599,818

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

Intangible assets were as follows as of May 31, 2025 and November 30, 2024:

	Useful lives	May 31, 2025	November 30, 2024
Patents	10-20 years	$697,744	$697,744
Less: Intangible asset impairment		(377,810)	(377,810)
Less: Accumulated amortization		(177,870)	(172,058)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(283,780)	(272,055)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(10,696)	(10,300)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(224,000)	(208,000)
Net Intangible Assets		$887,321	$921,254

Amortization expense of intangibles was approximately $17,000 and $17,000 for the three months ended May 31, 2025 and May 31, 2024, respectively. Amortization expense of intangibles was approximately $34,000 and $34,000 for the six months ended May 31, 2025 and May 31, 2024.

Note 5 – Notes Payable

On July 18, 2022, the Company entered into a Credit Agreement (“Agreement Susser”) with Susser Bank, a Texas state bank, as administrative agent (“Susser”) on behalf of itself and the other lenders (collectively, the “Lenders”) for (i) an unsecured revolving line of credit in an aggregate principal amount of up to $10,000,000 (the “RCF”); and (ii) a term loan facility in an original principal amount of $8,960,000 (the “Term Loan Susser” and together with the RCF collectively, the “Loans”). In connection with the RCF the Company entered into a Revolving Credit Line, in favor of Susser, in the stated principal amount of $10,000,000 (the “RCF Note”), and in connection with the Term Loan the Company entered into a Term Note, in favor of Susser, in the stated principal amount of $8,960,000 (the “Term Note” and together with RCF Note, collectively, the “Notes”). The Loans bear interest at the Company’s option at: (a) the Base Rate, which is the highest of (i) the rate of interest published by The Wall Street Journal, from time to time, as the “U.S. Prime Rate”, (ii) the federal funds rate plus 0.5% and (iii) the Monthly SOFR rate plus 1.0% (subject in each case to a floor of 5.5%), plus 4.25% or (b) the Monthly SOFR plus 3.25% (subject to a floor of 4.5%). The RCF matures on July 18, 2025 and the Term Note matures on July 18, 2032. On July 15, 2025, Susser extended the maturity date of the RCF to October 16, 2025. As of the three months ended May 31, 2025 and May 31, 2024, the Company paid interest of $239,154 and $252,543, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. As of the six months ended May 31, 2025 and May 31, 2024, the Company paid interest of $462,155 and $455,082, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. The interest rates for the RCF and Term Note as of May 31, 2025 were 7.57% and 7.58%, respectively.

The average outstanding balance during the six months ended May 31, 2025 for the revolving line of credit was $3,466,703. The average outstanding balance during the twelve months ended November 30, 2024 for the revolving line of credit was $2,496,171. The revolving line of credit balance as of May 31, 2025 and November 30, 2024 was $6,620,000 and $3,520,000, respectively, and is reflected on the accompanying balance sheet.

The Company incurred debt issuance costs related to the term loan in the amount of $196,501 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended May 31, 2025 and May 31, 2024, $5,219 and $5,322, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income. As of the six months ended May 31, 2025 and May 31, 2024, $10,465 and $10,670, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

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

As of May 31, 2025 and November 30, 2024, the note payable obligation was as follows:

	May 31, 2025	November 30, 2024
Note payable - Susser	$8,554,284	$8,628,700
Unamortized debt issuance costs - Susser	(137,702)	(148,167)
Net note payable	$8,416,582	$8,480,533
Current portion of note payable	$177,603	$170,488
Long-term note payable, net of debt issuance costs	8,238,979	8,310,045
Total	$8,416,582	$8,480,533

Future principal payments under the note payable obligation are as follows:

Years ending May 31:	Amount
2026	$177,603
2027	195,135
2028	207,586
2029	220,485
2030	234,610
Thereafter	7,518,865
Less: Unamortized debt issuance costs	(137,702)
Total	$8,416,582

Interest expense on the note payable for the three and six months ended May 31, 2025 and 2024 was as follows:

	For the three months ended	For the six months ended
	May 31, 2025	May 31, 2025
Interest expense on notes payable - Susser	$239,154	$462,155
Debt issuance costs - Susser	5,219	10,465
Total interest expense	$244,373	$472,620

	For the three months ended	For the six months ended
	May 31, 2024	May 31, 2024
Interest expense on notes payable - Susser	$47,166	$47,166
Debt issuance costs - Susser	—	—
Total interest expense	$47,166	$47,166

During the three and six months ended May 31, 2025 the Company did not capitalize any interest expense. During the three and six months ended May 31, 2024, the Company capitalized interest expense of $210,700 and $409,307, respectively, related to the construction of the Company's new facility in North Carolina.

Note 6 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Numerator:
Net income	$355,785	$655,790	$638,640	$1,212,031
Denominator:
Weighted-average shares outstanding-basic	8,080,161	8,117,479	8,081,149	8,197,223
Dilutive common shares issuable upon exercise of stock options	45,559	114,848	77,595	78,191
Weighted-average shares-diluted	8,125,720	8,232,327	8,158,744	8,275,414
Income per share:
Basic	$0.04	$0.08	$0.08	$0.15
Diluted	$0.04	$0.08	$0.08	$0.15

For the three months ended May 31, 2025, the Company excluded the effect of 823,278 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the six months ended May 31, 2025, the Company excluded the effect of 697,745 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

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

Note 7 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of May 31, 2025, and November 30, 2024, there were 15,000 and 15,000 options issued, but not yet exercised, under the 2006 Plan, respectively. As of May 31, 2025, there were no shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of May 31, 2025, there were 188,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2024, there were 188,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of May 31, 2025, there were no shares available for future issuance under the 2012 Plan.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. The 2022 Plan reserves 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). As of May 31, 2025, there were 348,300 service-based options issued and 475,000 market-based restricted options granted. As of November 30, 2024, there were 290,300 service-based options issued and 475,000 market-based restricted options granted. As of May 31, 2025, there were 621,700 shares available for future issuance under the 2022 Plan.

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

There were 0 and 103,000 options granted during the three and six months ended May 31, 2025, respectively.

There were 0 and 103,000 options granted during the three and six months ended May 31, 2024, respectively.

Variables used to determine the fair value of the options granted for the three and six months ended May 31, 2025 and 2024, respectively, are as follows:

	Three months ended		Six months ended
	May 31,	May 31,	May 31,	May 31,
	2025	2024	2025	2024
Weighted average values:
Expected dividends	0%	0%	6.50%	0%
Expected volatility	—	—	64.25%	60.52%
Risk free interest rate	—	—	4.40%	3.87%
Expected life	—	—	5 years	5 years

Stock option activity for options with only service-based vesting conditions for the six months ended May 31, 2025, was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2024	493,878	$7.26	3.83	$997,943
Granted	103,000	7.89		—
Exercised	—	—		—
Expired/forfeited	(45,000)	13.48		—
Outstanding at May 31, 2025	551,878	$6.87	3.88	$74,152
Exercisable at May 31, 2025	425,995	$6.83	3.78	$67,055

The weighted average grant date fair value of options granted during the six months ended May 31, 2025 and May 31, 2024 was $2.58 and $3.13, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either May 31, 2025 or November 30, 2024 as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three and six months ended May 31, 2025, the Company did not issue any common shares to option holders.

During the three and six months ended May 31, 2024, the Company did not issue any common shares to option holders.

Significant option groups outstanding and exercisable at May 31, 2025 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$3.01 to $4.00	15,000	0.56	$3.09	15,000	$3.09
$4.01 to $5.00	113,600	3.14	$4.74	97,299	$4.74
$5.01 to $6.00	38,600	5.17	$5.86	24,846	$5.87
$6.01 to $7.00	86,933	4.05	$6.47	61,928	$6.48
$7.01 to $8.00	177,645	3.99	$7.52	157,175	$7.53
$8.01 to $9.00	75,000	4.65	$8.09	24,997	$8.09
$9.01 to $10.00	29,000	2.77	$9.37	28,650	$9.37
$12.01 to $13.00	16,100	5.43	$12.54	16,100	$12.54
	551,878	3.88	$6.87	425,995	$6.83

A summary of the status of the Company’s non-vested options as of May 31, 2025, and changes during the six months ended May 31, 2025, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2024	131,960	$3.03
Granted	103,000	2.58
Vested	(109,077)	2.92
Forfeited	—	—
Non-vested at May 31, 2025	125,883	$2.75

As of May 31, 2025, there was approximately $298,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan, 2012 Plan and the 2022 Plan. The cost is expected to be recognized over a weighted-average period of 2.02 years as of May 31, 2025. The total fair value of shares vested during the six months ended May 31, 2025 was approximately $319,000.

Performance and market-based vesting condition options

On April 8, 2022, the Company granted 400,000 market-based vesting condition options to David Portnoy, Mark Portnoy, and Oleg Mikulinsky in the amounts of 280,000, 100,000, and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $12.27 and the calculated fair value of the options is $2.79. These stock options vest immediately when the price of the Company's stock reaches $25.00 per share during the seven-year option term. The grant of these options was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. For the six months ended May 31, 2025 and May 31, 2024, the Company recognized approximately $80,000 and $196,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of May 31, 2025, there was approximately $0 of unrecognized compensation cost to be recognized.

On December 23, 2022, the Company entered into new two-year employment agreements (the "Agreements"), effective December 1, 2022, with David Portnoy and Mark Portnoy. Per the Agreements, David Portnoy and Mark Portnoy were awarded a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company's common stock, exercisable only if the Company's stock has a closing price at least once during the life of the option above $8.00. These options are considered to be market-based vesting condition options and accounting principles do not require the market condition to be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $4.30 and the calculated fair value of the options is $1.76. These stock options vest immediately when the price of the Company's stock reaches $8.00 per share during the five-year option term. The price of the Company's stock reached above $8.00 on March 26, 2024. As a result, the stock options vested immediately and the remaining compensation cost was recognized. As of the six months ended May 31, 2025 and May 31, 2024, the Company recognized approximately $0 and $52,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of May 31, 2025, there was approximately $0 of unrecognized compensation cost to be recognized.

Dividend

On January 24, 2025, the Board of Directors of the Company declared a cash dividend of $0.25 per share of common stock that was paid to its stockholders of record as of the close of business on February 14, 2025. The dividend was paid on February 28, 2025.

On May 7, 2025, the Board of Directors of the Company declared a cash dividend of $0.15 per share of common stock that was paid to its stockholders of record as of the close of business on May 21, 2025. The dividend was paid on May 30, 2025.

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

On October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke University with the American Arbitration Association alleging that Duke fraudulently induced the Company to enter its Patent and Technology License Agreement with Duke and that Duke breached the agreement on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of the Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025, for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. The Company believes Duke’s counterclaims are without merit and intends to contest them vigorously. The Company believes that the resolution of the Duke counterclaims should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted (inclusive of the claims the Company asserts against Duke and the counterclaims Duke asserts against the Company), which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. As discussed further in Note 12, it is unlikely that the Company will be able to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke, spinoff Celle Corp. or otherwise obtain the benefits of the Duke License Agreement. Nor can there be any assurances the Company will open the Cryo-Cell Institute for Cellular Therapies. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies. See “Note 12” and "Risk Factors" for additional information regarding Duke.

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

As of May 31, 2025, the Company had repurchased an aggregate of 6,805,468 shares of the Company’s common stock at an average price of $3.67 per share through open market and privately negotiated transactions under the Company’s share repurchase plan. The Company purchased 18,008 shares (at an average price of $4.92 per share) during the six months ended May 31, 2025 and the Company purchased 222,999 shares (at an average price of $6.31 per share) of the Company’s common stock during the six months ended May 31, 2024.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of May 31, 2025 and November 30, 2024. As of May 31, 2025 and November 30, 2024, 6,805,468 and 6,787,460 shares, respectively, were held as treasury stock.

Subsequent to the balance sheet date of May 31, 2025, the Company repurchased 14,501 of additional shares of the Company’s common stock, at an average price of $4.91 per share.

Note 11 – Leases

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of May 31, 2025 and November 30, 2024:

	May 31, 2025	November 30, 2024
Assets
Operating lease right-of-use asset	$620,225	$806,339
Liabilities
Current portion of operating lease liabilities	$465,231	$428,334
Operating lease long-term liabilities	265,140	505,053
Total lease liability	$730,371	$933,387

The maturity of the Company’s lease liabilities at May 31, 2025 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2025 (6 months remaining)	$251,798
2026	490,982
2027	38,247
Less: Imputed interest	(50,656)
Present value of lease liabilities	$730,371

The remaining lease term and discount rates are as follows:

	May 31, 2025	November 30, 2024
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	1.58	2.08
Discount rate (percentage)
Operating lease	8.3%	8.3%

Supplemental cash flow information related to leases is as follows:

	Three months ended
	May 31, 2025	May 31, 2024
Operating cash outflows from operating leases	$126,629	$88,743

	Six months ended
	May 31, 2025	May 31, 2024
Operating cash outflows from operating leases	$253,257	$178,097

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

In Q4 2024 the Company made the final payment of $187,400 under the Clinical Study and Research Agreement that the Company entered into with Duke dated March 3, 2023 in connection with the Second Amendment to the Duke License Agreement. As previously disclosed, the Duke License Agreement also imposes certain future royalty payment obligations, an obligation to pay certain legal fees and expenses associated with related patents, and an obligation to pay Duke $2,000,000 two years after the first patient or subject is treated in the first Phase III clinical trial of a licensed product comprising mesenchymal stromal cells for an indication other than Autism Spectrum Disorder, of which there can be no assurances.

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

As stated above, through the Duke License Agreement, the Company had intended to expand to a triad of core business units to include: (1) its cord blood bank and other storage services; (2) cord blood and cord tissue infusion clinic services initially under the FDA's Expanded Access Program and in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain BLA approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) were approved by the FDA. The Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. Duke’s notice of termination is based on its claim that the Company breached the Duke License Agreement, which Duke asserted after the Company filed its Arbitration Demand against Duke with the American Arbitration Association alleging that Duke fraudulently induced Cryo-Cell to enter the Duke License Agreement and that Duke breached the agreement on various occasions. As of the date hereof, it is unlikely the Company will be able to expand its business into business units (2) and (3) above through the Duke License Agreement.

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

As discussed further in Note 12, on February 23, 2021, the Company entered into a Patent and Technology License Agreement (the “Duke License Agreement”) with Duke University (“Duke”). The Duke License Agreement grants the Company certain rights to proprietary processes and regulatory data related to cord blood and cord tissue developed at Duke. Through the Duke License Agreement, the Company had anticipated, either directly or through its wholly-owned subsidiary, Celle Corp., exploring, testing, and administering treatments to patients for which there are limited U.S. Food and Drug Administration (“FDA”) approved therapies, including cerebral palsy and autism. These treatments were expected to utilize the unique immunomodulatory and potential regenerative properties derived from cord blood and cord tissue. Through the Duke License Agreement, the Company intended to develop three business units, namely: (1) its cord blood bank and other storage services (its historical business); (2) cord blood and cord tissue infusion clinic services initially under the FDA’s Expanded Access Program and in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain biologics license application (“BLA”) approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) were approved by the FDA. Additionally, to support such business expansion, the Company had anticipated opening and launching the Cryo-Cell Institute for Cellular Therapies, which it initially hoped to open as early as the fourth quarter of fiscal 2021, but no later than the first quarter of fiscal 2022 (and more recently reported as anticipated to open during the fourth quarter of fiscal 2024). As discussed further in Note 12, the Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. As of the date hereof, it is unlikely that the Company will be able to expand its business into business units (2) and (3) above through the Duke License Agreement.

Until the Duke dispute is resolved, the Company does not anticipate making further investments (other than the completion of a comparability study estimated to cost less than $350,000 in additional capital) in activities related to the Duke License Agreement. The opening of the Cryo-Cell Institute for Cellular Therapies is also on pause and the Company can make no assurances as to when or if it will be opened. Additionally, the proposed spinoff of Celle Corp. is also on hold and may not take place depending on the final outcome of the Duke dispute. See, “Risk Factors” and Note 12 for additional information regarding Duke.

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

Results of Operations – Six-Month Period Ended May 31, 2025 Compared to the Six-Month Period Ended May 31, 2024

Revenue. Revenue for the six months ended May 31, 2025 was $15,897,723 as compared to $15,895,046 for the same period in 2024.

Processing and Storage Fees. For six months ended May 31, 2025 and May 31, 2024 processing and storage fees were $15,737,607 and $15,771,022, respectively. The decrease in processing and storage fee revenue is attributable to a 4% increase in recurring annual storage fee revenue offset by a 15% decrease in the number of new domestic cord blood specimens processed in the first six months of fiscal 2025 versus the same period in 2024.

Product Revenue. For the six months ended May 31, 2025, revenue from the product sales was $35,349 compared to $38,834 for the six months ended May 31, 2024.

Public Cord Blood Banking Revenue. For the six months ended May 31, 2025, revenue from the public cord blood banking sales was $124,767 compared to $85,190 for the six months ended May 31, 2024. The increase in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the six months ended May 31, 2025 was $3,841,127 as compared to $4,185,218 for the same period in 2024, representing a 8% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $66,000 and $60,000 for the six months ended May 31, 2025 and May 31, 2024, respectively. Cost of Sales also includes $11,242 and $35,863 for the six months ended May 31, 2025 and May 31, 2024, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $476,142 and $434,336 for the six months ended May 31, 2025 and May 31, 2024, respectively, related to the public banks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended May 31, 2025 were $8,896,142 as compared to $8,352,129 for the 2024 period representing a 7% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2025 were $229,854 as compared to $743,974 for the 2024 period, of which $0 and $270,368, respectively, related to the Clinical Study and Research Agreement with Duke University to provide funding to complete the Duke IMPACT Study (See Note 12) and $0 and $181,948, respectively, related to clinical trial expenses related to the Company's Master Services Agreement with Emmes (See Note 12).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the six months ended May 31, 2025 was $381,955 compared to $92,984 for the 2024 period. The increase in depreciation and amortization for the six months ended May 31, 2025 was due to the Company's building in Durham, NC.

Impairment of investment – Tianhe stock. The impairment of investment – Tianhe stock for the six months ended May 31, 2025 was $0 compared to $308,000 for the same period in 2024. In accordance with the Asset Purchase Agreement between Cryo-Cell and Cord:Use dated June 11, 2018, Cryo-Cell acquired Cord:Use’s shares of common stock of Tianhe Stem Cell Biotechnologies,

Inc., an Illinois corporation, engaged in medical and life science research that involves the use of stem cells derived from umbilical cord blood units in clinical trials for humans. The Tianhe stock investment value is based on fair value. Due to the lack of activity and lack of any profits, the Company believes that the investment is fully impaired.

Interest Expense. Interest expense during the six months ended May 31, 2025, was $1,046,088 compared to $585,732 during the comparable period in 2024, of which, $472,620 and $456,473, respectively, related to the credit and subordination agreements with Susser Bank as described in Note 5. Interest expense also includes of $567,182 and $534,746 as of the six months ended May 31, 2025 and May 31, 2024, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. During the six months ended May 31, 2024 Company capitalized interest expense of $409,307 related to the construction of the Company's new facility in North Carolina.

Gain on Interest Rate Swap. Gain on the change in the fair value of a derivative for the six months ended May 31, 2025 was $0 compared to a gain on the change in the fair value of a derivative of $105,887 for the six months ended May 31, 2024. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Income Taxes. U.S. income tax expense for the six months ended May 31, 2025 was $470,181 compared to $1,054,659 for the six months ended May 31, 2024.

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

Results of Operations – Three-Month Period Ended May 31, 2025 Compared to the Three-Month Period Ended May 31, 2024

Revenue. Revenue for the three months ended May 31, 2025 was $7,928,843 as compared to $8,042,811 for the same period in 2024, a 1% decrease.

Processing and Storage Fees. For three months ended May 31, 2025 and May 31, 2024 processing and storage fees were $7,871,719 and $7,965,500 respectively. The decrease in processing and storage fee revenue is attributable to a 3% increase in recurring annual storage fee revenue offset by a 18% decrease in the number of new domestic cord blood specimens processed in the first six months of fiscal 2025 versus the same period in 2024.

Product Revenue. For the three months ended May 31, 2025, revenue from the product sales was $14,436 compared to $35,834 for the three months ended May 31, 2024.

Public Cord Blood Banking Revenue. For the three months ended May 31, 2025, revenue from the public cord blood banking sales was $42,688 compared to $41,477 for the three months ended May 31, 2024.

Cost of Sales. Cost of sales for the three months ended May 31, 2025 was $1,856,539 as compared to $2,024,750 for the same period in 2024, representing an 8% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $35,000 and $29,000 for the three months ended May 31, 2025 and May 31, 2024, respectively. Cost of Sales also includes $4,283 and $10,380 for the three months ended May 31, 2025 and May 31, 2024, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $200,148 and $183,917 for the three months ended May 31, 2025 and May 31, 2024, respectively, related to the public banks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended May 31, 2025 were $4,257,857 as compared to $4,017,660 for the 2024 period representing a 6% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2025 were $131,711 as compared to $241,085 for the 2024 period of which $0 and $108,147, respectively, related to the Clinical Study and Research Agreement with Duke University to provide funding to complete the Duke IMPACT Study (See Note 12) and $0 and $87,849, respectively, related to clinical trial expenses related to the Company's Master Services Agreement with Emmes (See Note 12).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended May 31, 2025 was $190,102 compared to $59,798 for the 2024 period. The increase in depreciation and amortization for the three months ended May 31, 2025 was due to the Company's building in Durham, NC.

Impairment of investment – Tianhe stock. The impairment of investment – Tianhe stock for the tthree months ended May 31, 2025 was $0 compared to $308,000 for the same period in 2024. In accordance with the Asset Purchase Agreement between Cryo-Cell and Cord:Use dated June 11, 2018, Cryo-Cell acquired Cord:Use’s shares of common stock of Tianhe Stem Cell Biotechnologies, Inc., an Illinois corporation, engaged in medical and life science research that involves the use of stem cells derived from umbilical cord blood units in clinical trials for humans. The Tianhe stock investment value is based on fair value. Due to the lack of activity and lack of any profits, the Company believes that the investment is fully impaired.

Interest Expense. Interest expense during the three months ended May 31, 2025, was $551,126 compared to $329,273 during the comparable period in 2024, of which, $244,373 and $257,864, respectively, related to the credit and subordination agreements with Susser Bank as described in Note 5. Interest expense also includes of $304,030 and $280,197 as of the three months ended May 31, 2025 and May 31, 2024, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. During the three months ended May 31, 2024, the Company capitalized interest expense of $210,700 related to the construction of the Company's new facility in North Carolina.

Gain on Interest Rate Swap. Gain on the change in the fair value of a derivative for the three months ended May 31, 2025 was $0. Gain on the change in the fair value of a derivative for the three months ended May 31, 2024 was $151,175. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Income Taxes. U.S. income tax expense for the three months ended May 31, 2025 was $219,318 compared to $816,390 for the three months ended May 31, 2024.

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

At May 31, 2025, the Company had cash and cash equivalents of $137,491 as compared to $560,960 at November 30, 2024. The decrease in cash and cash equivalents during the six months ended May 31, 2025 was primarily attributable to the following:

•
Net cash provided by operating activities for the six months ended May 31, 2025 was $1,661,077 which was attributable to the Company’s operating activities.
•
Net cash provided by operating activities for the six months ended May 31, 2024 was $1,416,616 which was attributable to the Company’s operating activities.

•
Net cash used in investing activities for the six months ended May 31, 2025 was $1,790,284 which was primarily attributable to $124,461 used to purchase equipment and $2,574,249 used to purchase marketable securities, which was offset by the sale of marketable securities in the amount of 793,426 and the sale of equipment in the amount of $115,000.
•
Net cash used in investing activities for the six months ended May 31, 2024 was $3,095,647 which was primarily attributable to $2,209,654 used to purchase equipment and $854,869 used to purchase marketable securities, which was offset by the sale of marketable securities in the amount of $902,210.
•
Net cash used in financing activities for the six months ended May 31, 2025 was $294,262 which was primarily attributable to the proceeds received from the line of credit with Susser Bank described above in the amount of $6,800,000, which were offset by payments of $3,774,416 to partially repay the Susser Bank note payable and line of credit described above, $88,619 used to repurchase the Company's common stock and $3,231,227 used to pay cash dividends of $0.15 and $0.25 per share of common stock to the Company's shareholders of record on May 21, 2025 and February 14, 2025, respectively. The dividends were paid on May 30, 2025 and February 28, 2025, respectively.
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

The Company has a revolving line of credit, described above. The balance as of May 31, 2025 is $6,620,000 and is reflected on the accompanying balance sheet.

The Company anticipates making discretionary capital expenditures of approximately $5,000,000 over the next twelve months for property build out, purchases of equipment and software enhancements. The Company anticipates funding future property build out, equipment purchases and software enhancements with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 5) and potential additional debt financing. The Company transferred the Duke License Agreement to Celle Corp., a wholly-owned subsidiary, and had intended to transfer the assets related to the Patent and Technology License Agreement with Duke University and certain other assets into Celle Corp. to provide more financial flexibility to fund future projects. The Company was exploring spinning off this subsidiary to the Company’s shareholders.

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

As a result of the Company’s Arbitration Demand against Duke, the Company currently is unable to predict its funding needs for activities related to the Duke License Agreement. Until the Duke dispute is resolved, the Company does not anticipate making further investments (other than the completion of a comparability study estimated to cost less than $350,000 in additional capital) in activities related to the Duke License Agreement. As discussed further in Note 12, the Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. The opening of the Cryo-Cell Institute for Cellular Therapies is also on pause and the Company can make no assurances as to when or if it will be opened. Additionally, the proposed spinoff of Celle Corp. is also on hold and may not take place depending on the final outcome of the Duke dispute. See “Risk Factors” and Note 12 for additional information regarding Duke.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke University with the American Arbitration Association alleging that Duke fraudulently induced the Company to enter its Patent and Technology License Agreement with Duke and that Duke breached the agreement on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of the Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025, for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company believes Duke’s counterclaims are without merit and intends to contest them vigorously. The Company believes that the resolution of the Duke counterclaims should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted (inclusive of the claims the Company asserts against Duke and the counterclaims Duke asserts against the Company), which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. As discussed further in Note 12, the Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. It is unlikely that the Company will be able to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke, spinoff Cell Corp. or otherwise obtain the benefits of the Duke License Agreement. Nor can there be any assurances that the Company will open the Cryo-Cell Institute for Cellular Therapies. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies. See “Note 12” and "Risk Factors" for additional information regarding Duke.

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

On February 22, 2024, the Company formed its wholly owned Delaware subsidiary, Celle Corp., to hold certain assets of Cryo-Cell not directly associated with the recurring revenue stream from privately banked, umbilical cord blood specimens. The Duke License Agreement has been transferred to Celle Corp. and other assets and liabilities were expected to be transferred to Celle Corp. in connection therewith. As previously disclosed, the Company’s Board of Directors has authorized the spin-off of Celle Corp. to the Company’s shareholders and to explore all strategic alternatives for the Company (post spin-off) to maximize shareholder value. As discussed further in Note 12, on October 4, 2024, the Company filed the Arbitration Demand against Duke, alleging that Duke fraudulently induced Cryo-Cell to enter the Duke License Agreement and breached the agreement on various occasions. The Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. As result of the Arbitration Demand against Duke and Duke’s notice of termination of the Duke License Agreement, as further discussed in Note 12, there can be no assurance that any such spinoff or any contemplated strategic alternatives will take place. Furthermore, as further discussed in Note 12, it is unlikely that the Company will be able to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke, spinoff Cell Corp. or otherwise obtain the benefits of the Duke License Agreement. Nor can there be any assurances it will open the Cryo-Cell Institute for Cellular Therapies.

We are not assured of recouping our damages related to the Arbitration Demand against Duke nor our investment in the Duke License Agreement.

On October 4, 2024, the Company filed the Arbitration Demand against Duke with the AAA, alleging, among other things, that Duke is in breach of the Duke License Agreement, breached the implied contractual covenant of good faith and fair dealing, fraudulently induced the Company to enter into the Duke License Agreement, and violated North Carolina’s Unfair Trade Practices Act. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. Cryo-Cell has notified Duke that it believes such damages exceed $100 million. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025, for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. The Company cannot currently predict the outcome of the arbitration. It is possible that there could be an unfavorable outcome or resolution of any claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. The Company may not be able to recover all or any of its damages or all or any of its investment in the Duke License Agreement.

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

Based upon shares of common stock outstanding as of May 31, 2025, our executive officers, directors, 5% stockholders (known to us through publicly available information) and their affiliates beneficially owned approximately 45% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 - 31, 2025	—	$—	—	1,214,540
April 1 - 30, 2025	—	$—	—	1,214,540
May 1 - 31, 2025	18,008	$4.92	—	1,196,532

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)
Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.3 (3)	Purchase Agreement between Scannell Properties #502, LLC and Cryo-Cell International, Inc. dated March 14, 2022.
10.4 (4)	2022 Equity Incentive Plan.
10.5 (5)	Commercial Lease
10.6	Fourth Amendment to Credit Agreement
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company's Quarterly Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 16, 2022.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10Q filed on April 13, 2022.
(5)	Incorporated by reference to the Company's Quarterly Report on Form 10Q filed on July 15, 2024.

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

Date: July 15, 2025