Form 10-Q
period 2025-08-31
CRYO CELL INTERNATIONAL INC
filed 2025-10-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2025

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 15, 2025, 8,055,150 shares of $0.01 par value common stock were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 31,	November 30,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$265,207	$560,960
Marketable securities	2,956,238	2,935,183
Accounts receivable (net of allowance for
doubtful accounts of $4,416,201 and $4,266,406, respectively)	6,833,380	7,309,094
Prepaid expenses	617,930	637,055
Inventory, current portion	655,254	657,703
Other current assets	344,994	454,598
Total current assets	11,673,003	12,554,593
Property and Equipment-net	21,199,002	21,894,263
Other Assets
Intangible assets, net	874,229	921,254
Inventory, net of current portion	4,864,834	4,942,115
Goodwill	1,941,411	1,941,411
Deferred tax assets	20,802,023	20,802,023
Operating lease right-of-use asset	906,848	806,339
Deposits and other assets, net	907,779	815,635
Total other assets	30,297,124	30,228,777
Total assets	$63,169,129	$64,677,633
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,611,921	$1,882,274
Accrued expenses	2,284,575	5,809,872
Note payable	179,187	170,488
Line of credit	3,200,000	3,520,000
Current portion of operating lease liability	434,604	428,334
Deferred revenue	9,741,319	9,788,574
Total current liabilities	18,451,606	21,599,542

Other Liabilities
Deferred revenue, net of current portion	49,842,932	46,556,990
Note payable, net of current portion and debt issuance costs	8,206,768	8,310,045
Operating lease long-term liability	577,202	505,053
Long-term liability - revenue sharing agreements	875,000	875,000
Other liabilities	47,020	47,020
Total other liabilities	59,548,922	56,294,108
Total liabilities	78,000,528	77,893,650

Commitments and contingencies (Note 9)	—	—

Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,877,119 issued and 8,055,150 outstanding as of August 31, 2025 and 14,869,619 issued and 8,082,159 outstanding as of November 30, 2024)	148,771	148,696
Additional paid-in capital	44,665,693	44,268,469
Treasury stock, at cost	(25,025,058)	(24,855,556)
Accumulated deficit	(34,620,805)	(32,777,626)
Total stockholders' deficit	(14,831,399)	(13,216,017)
Total liabilities and stockholders' deficit	$63,169,129	$64,677,633

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2025	2024	2025	2024
Revenue:
Processing and storage fees	$7,820,877	$7,945,470	$23,558,484	$23,716,492
Public banking revenue	4,119	120,609	128,886	205,799
Product revenue	436	636	35,785	39,470
Total revenue	7,825,432	8,066,715	23,723,155	23,961,761
Costs and Expenses:
Cost of sales	1,801,419	2,125,846	5,642,546	6,311,064
Selling, general and administrative expenses	3,876,159	4,162,487	12,772,301	12,514,616
Impairment of investment - Tianhe stock	—	—	—	308,000
Research, development and related engineering	61,625	193,933	291,479	937,907
Depreciation and amortization	185,693	194,559	567,648	287,543
Total costs and expenses	5,924,896	6,676,825	19,273,974	20,359,130
Operating Income	1,900,536	1,389,890	4,449,181	3,602,631
Other Income (Expense):
(Losses) gains on marketable securities	(193,886)	522,458	(604,619)	1,056,052
Gain on interest rate swap	—	—	—	105,887
Other income	17,565	981	34,562	1,181
Interest expense	(538,219)	(533,464)	(1,584,307)	(1,119,196)
Total other income (expense)	(714,540)	(10,025)	(2,154,364)	43,924
Income before income tax expense	1,185,996	1,379,865	2,294,817	3,646,555
Income tax expense	(436,588)	(328,186)	(906,769)	(1,382,845)
Net income	$749,408	$1,051,679	$1,388,048	$2,263,710
Net income per common share - basic	$0.09	$0.13	$0.17	$0.28
Weighted average common shares outstanding - basic	8,057,780	8,061,946	8,073,303	8,151,967
Net income per common share - diluted	$0.09	$0.13	$0.17	$0.27
Weighted average common shares outstanding - diluted	8,073,654	8,173,535	8,126,614	8,241,488

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31,	August 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,388,048	$2,263,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	742,231	444,850
Impairment of investment - Tianhe stock	—	308,000
Loss on sale of property and equipment	48,304	—
Losses (gains) on marketable securities	604,619	(1,056,052)
Unrealized gain on interest rate swap contract	—	(105,887)
Compensatory element of stock options	374,198	631,435
Provision for doubtful accounts	780,197	918,488
Amortization of debt issuance costs	15,657	15,967
Amortization of operating lease right-of-use asset	295,654	237,299
Changes in assets and liabilities:
Accounts receivable	(304,483)	(1,215,889)
Prepaid expenses	19,125	102,898
Inventory	79,730	209,209
Other current assets	109,604	(26,529)
Deposits and other assets, net	(92,144)	(51,553)
Accounts payable	741,407	(293,685)
Accrued expenses	(3,525,297)	(2,490,236)
Operating lease liability	(317,744)	(175,633)
Other liabilities	—	3,829
Deferred revenue	3,238,687	4,133,696
Net cash from operating activities	4,197,793	3,853,917
Cash flows from investing activities:
Purchases of property and equipment	(163,249)	(2,395,360)
Sale of property and equipment	115,000	—
Payment of Duke license agreement	—	(1,066,667)
Proceeds from liquidation of marketable securities	—	101,873
Purchases of marketable securities	(3,160,145)	(1,759,828)
Sale of marketable securities	2,522,711	1,358,732
Net cash used in investing activities	(685,683)	(3,761,250)
Cash flows used in financing activities:
Treasury stock purchases	(169,502)	(1,423,871)
Repayments of note payable	(110,235)	(106,428)
Repayment of line of credit	(7,120,000)	(2,200,000)
Proceeds from the exercise of stock options	23,101	1,002
Proceeds from line of credit	6,800,000	3,200,000
Dividends paid	(3,231,227)	—
Proceeds from Swap termination	—	228,000
Net cash used in financing activities	(3,807,863)	(301,297)

Decrease in cash and cash equivalents	(295,753)	(208,630)
Cash and cash equivalents - beginning of period	560,960	406,067

Cash and cash equivalents - end of period	$265,207	$197,437

Supplemental non-cash operating activities:
Lease liability arising from right-of-use asset	$396,163	$100,932
Supplemental investing activities:
Construction costs payable	$—	$(880,348)
Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,533,485	$1,482,909
Income taxes	$2,833,737	$2,385,096

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	For the Three Months Ended August 31, 2025
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance at May 31, 2025	14,869,619	$148,696	$44,605,887	$(24,944,175)	$(35,370,213)	$(15,559,805)
Exercise of stock options	7,500	75	23,026			23,101
Compensatory element of stock options			36,780			$36,780
Treasury stock				(80,883)		(80,883)
Net income					749,408	$749,408
Balance at August 31, 2025	14,877,119	$148,771	$44,665,693	$(25,025,058)	$(34,620,805)	$(14,831,399)

	For the Nine Months Ended August 31, 2025
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2024	14,869,619	$148,696	$44,268,469	$(24,855,556)	$(32,777,626)	$(13,216,017)
Exercise of stock options	7,500	75	23,026			23,101
Compensatory element of stock options			374,198			374,198
Treasury stock				(169,502)		(169,502)
Dividends declared ($0.40 per share)					(3,231,227)	(3,231,227)
Net income					1,388,048	1,388,048
Balance at August 31, 2025	14,877,119	$148,771	$44,665,693	$(25,025,058)	$(34,620,805)	$(14,831,399)

	For the Three Months Ended August 31, 2024
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at May 31, 2024	14,849,246	$148,492	$43,896,637	$(24,839,156)	$(29,947,151)	$(10,741,178)
Exercise of stock options	373	4	998			1,002
Compensatory element of stock options			145,941			145,941
Treasury stock				(16,400)		(16,400)
Net income					1,051,679	1,051,679
Balance at August 31, 2024	14,849,619	$148,496	$44,043,576	$(24,855,556)	$(28,895,472)	$(9,558,956)

	For the Nine Months Ended August 31, 2024
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2023	14,849,246	$148,492	$43,411,143	$(23,431,685)	$(31,159,182)	$(11,031,232)
Exercise of stock options	373	4	998			1,002
Compensatory element of stock options			631,435			631,435
Treasury stock				(1,423,871)		(1,423,871)
Net income					2,263,710	2,263,710
Balance at August 31, 2024	14,849,619	$148,496	$44,043,576	$(24,855,556)	$(28,895,472)	$(9,558,956)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2025

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2025 and November 30, 2024, the related Consolidated Statements of Income for the three and nine months ended August 31, 2025 and 2024, Cash Flows for the nine months ended August 31, 2025 and August 31, 2024 and Stockholders’ Deficit for the three and nine months ended August 31, 2025 and 2024 have been prepared by Cryo-Cell International, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2024 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and nine months ended August 31, 2025 and 2024 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2025.

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

As of August 31, 2025, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $59,584,251, which will be recognized ratably on a straight-line basis over the contractual period of which $9,741,319, will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three and nine months ended August 31, 2025, the Company recorded $8,867 and $27,350, respectively, in commission payments to customers under the RAF program as a reduction to revenue. During the three and nine months ended August 31, 2024, the Company recorded $9,813 and $35,306, respectively, in commission payments to customers under the RAF program as a reduction to revenue. For the three and nine months ended August 31, 2025 the Company capitalized additional contract acquisition costs of $27,702 and $88,543, respectively, net of amortization. For the three and nine months ended August 31, 2024, the Company capitalized additional contract acquisition costs of $28,876 and $90,545, respectively, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	August 31, 2025	November 30, 2024
Contract assets (sales commissions)	$831,458	$775,147
Accounts receivable	$6,833,380	$7,309,094
Short-term contract liabilities (deferred revenue)	$9,741,319	$9,788,574
Long-term contract liabilities (deferred revenue)	$49,842,932	$46,556,990

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three and nine months ended August 31, 2025.

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended August 31, 2025:

	Balance at December 1, 2024	Additions	Deductions	Balance at August 31, 2025
Contract assets (sales commissions)	$775,147	$88,543	$(32,232)	$831,458
Accounts receivable	$7,309,094	$30,869,785	$(31,345,499)	$6,833,380
Contract liabilities (deferred revenue)	$56,345,564	$19,375,191	$(16,136,504)	$59,584,251

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended August 31, 2024:

	Balance at December 1, 2023	Additions	Deductions	Balance at Augist 31, 2024
Contract assets (sales commissions)	$695,695	$90,545	$(28,682)	$757,558
Accounts receivable	$6,576,240	$31,775,756	$(31,478,355)	$6,873,641
Contract liabilities (deferred revenue)	$50,891,353	$16,303,050	$(12,169,354)	$55,025,049

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

Inventories

As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of August 31, 2025, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the nine months ended August 31, 2025 and August 31, 2024, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and nine months ended August 31, 2025 and 2024.

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

Stock Compensation

As of August 31, 2025, the Company has three stock-based compensation plans, which are described in Note 7 to the unaudited consolidated financial statements: the 2006 Plan, 2012 Plan and the 2022 Plan. The 2006 and 2012 Plans will remain in effect as long as any awards under it are outstanding; however, no further awards may be granted under either plan. The 2022 Plan became effective April 8, 2022 as approved by the Board of Directors and approved by the stockholders at the 2022 Annual Meeting. The Company recognized $374,198 and $631,435 for the nine months ended August 31, 2025 and August 31, 2024 respectively, of stock compensation expense. The Company recognized $36,780 and $145,941 for the three months ended August 31, 2025 and August 31, 2024, respectively, of stock option compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2025 and November 30, 2024, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at August 31, 2025 Using
Description	August 31, 2025	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,956,238	$2,956,238	$—	$—
Total	$2,956,238	$2,956,238	$—	$—

	Fair Value at	Fair Value Measurements at November 30, 2024 Using
Description	November 30, 2024	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,935,183	$2,935,183	$—	$—
Total	$2,935,183	$2,935,183	$—	$—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was ($193,886) and ($604,619) in unrealized holding losses, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and nine months ended August 31, 2025, respectively. There was $522,458 and $1,056,052 in unrealized holding gain, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and nine months ended August 31, 2024, respectively.

Interest rate swap - The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions. As of the three and nine months ended August 31, 2025 there was a $0 and $0 gain on a derivative recorded on the accompanying consolidated statements of income. As of the three and nine months ended August 31, 2024, there was a $0 and $105,887 gain on a derivative recorded on the accompanying consolidated statements of income. On April 15, 2024, the Company terminated the interest rate swap agreement and recorded proceeds of $228,000.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at August 31, 2025 and November 30, 2024. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, and interest expense for the three and nine months ended August 31, 2025 and 2024:

	For the three months ended August 31,
	2025	2024
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$7,820,877	$7,945,470
PrepaCyte CB	436	636
Public cord blood banking	4,119	120,609
Total net revenue	$7,825,432	$8,066,715
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$1,666,952	$1,859,090
PrepaCyte CB	2,295	1,220
Public cord blood banking	132,172	265,536
Total cost of sales	$1,801,419	$2,125,846
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$2,032,929	$1,542,346
PrepaCyte CB	(4,340)	(7,529)
Public cord blood banking	(128,053)	(144,927)
Total operating profit	$1,900,536	$1,389,890
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$183,212	$187,614
PrepaCyte CB	2,481	6,945
Public cord blood banking	—	—
Total depreciation and amortization	$185,693	$194,559
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$538,219	$533,464
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$538,219	$533,464

	For the nine months ended August 31,
	2025	2024
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$23,558,484	$23,716,492
PrepaCyte CB	35,785	39,470
Public cord blood banking	128,886	205,799
Total net revenue	$23,723,155	$23,961,761
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$5,020,695	$5,574,109
PrepaCyte CB	13,537	37,083
Public cord blood banking	608,314	699,872
Total cost of sales	$5,642,546	$6,311,064
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$4,922,731	$4,115,571
PrepaCyte CB	5,878	(18,447)
Public cord blood banking	(479,428)	(494,493)
Total operating profit	$4,449,181	$3,602,631
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$551,278	$266,289
PrepaCyte CB	16,370	20,834
Public cord blood banking	—	420
Total depreciation and amortization	$567,648	$287,543
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$1,584,307	$1,119,196
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$1,584,307	$1,119,196

The following table shows the assets by segment as of August 31, 2025 and November 30, 2024:

	As of	As of
	August 31, 2025	November 30, 2024
Assets:
Umbilical cord blood and cord tissue stem cell service	$57,911,818	$59,259,451
PrepaCyte CB	92,684	138,169
Public cord blood banking	5,164,627	5,280,013
Total assets	$63,169,129	$64,677,633

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

The components of inventory at August 31, 2025 and November 30, 2024 are as follows:

	As of August 31, 2025	As of November 30, 2024
Raw materials	$—	$—
Work-in-process	269,907	207,291
Work-in-process – Public Bank	—	—
Finished goods	68,367	71,566
Finished goods – Public Bank	5,163,220	5,279,866
Collection kits	26,312	48,813
Inventory reserve	(7,718)	(7,718)
Total inventory	$5,520,088	$5,599,818

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

.

Intangible assets were as follows as of August 31, 2025 and November 30, 2024:

	Useful lives	August 31, 2025	November 30, 2024
Patents	10-20 years	$697,744	$697,744
Less: Intangible asset impairment		(377,810)	(377,810)
Less: Accumulated amortization		(180,776)	(172,058)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(285,767)	(272,055)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(10,895)	(10,300)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(232,000)	(208,000)
Net Intangible Assets		$874,229	$921,254

Amortization expense of intangibles was approximately $13,000 and $17,000 for the three months ended August 31, 2025 and August 31, 2024, respectively. Amortization expense of intangibles was approximately $47,000 and $51,000 for the nine months ended August 31, 2025 and August 31, 2024.

Note 5 – Notes Payable

On July 18, 2022, the Company entered into a Credit Agreement (“Agreement Susser”) with Susser Bank, a Texas state bank, as administrative agent (“Susser”) on behalf of itself and the other lenders (collectively, the “Lenders”) for (i) an unsecured revolving line of credit in an aggregate principal amount of up to $10,000,000 (the “RCF”); and (ii) a term loan facility in an original principal amount of $8,960,000 (the “Term Loan Susser” and together with the RCF collectively, the “Loans”). In connection with the RCF the Company entered into a Revolving Credit Line, in favor of Susser, in the stated principal amount of $10,000,000 (the “RCF Note”), and in connection with the Term Loan the Company entered into a Term Note, in favor of Susser, in the stated principal amount of $8,960,000 (the “Term Note” and together with RCF Note, collectively, the “Notes”). The Loans bear interest at the Company’s option at: (a) the Base Rate, which is the highest of (i) the rate of interest published by The Wall Street Journal, from time to time, as the “U.S. Prime Rate”, (ii) the federal funds rate plus 0.5% and (iii) the Monthly SOFR rate plus 1.0% (subject in each case to a floor of 5.5%), plus 4.25% or (b) the Monthly SOFR plus 3.25% (subject to a floor of 4.5%). The RCF matures on July 18, 2025 and the Term Note matures on July 18, 2032. On July 15, 2025, Susser extended the maturity date of the RCF to October 16, 2025. As of the three months ended August 31, 2025 and August 31, 2024, the Company paid interest of $244,006 and $254,758, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. As of the nine months ended August 31, 2025 and August 31, 2024 the Company paid interest of $706,161 and $700,560, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. The interest rates for the RCF and Term Note as of August 31, 2025 were 7.50% and 7.60%, respectively.

The average outstanding balance during the nine months ended August 31, 2025 for the revolving line of credit was $3,701,825. The average outstanding balance during the twelve months ended November 30, 2024 for the revolving line of credit was $2,496,171. The revolving line of credit balance as of August 31, 2025 and November 30, 2024 was $3,200,000 and $3,520,000, respectively, and is reflected on the accompanying balance sheet.

The Company incurred debt issuance costs related to the term loan in the amount of $196,501 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended August 31, 2025 and August 31, 2024, $5,192 and $5,297, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income. As of the nine months ended August 31, 2025 and August 31, 2024, $15,657 and $15,968, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

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

As of August 31, 2025 and November 30, 2024, the note payable obligation was as follows:

	August 31, 2025	November 30, 2024
Note payable - Susser	$8,518,465	$8,628,700
Unamortized debt issuance costs - Susser	(132,510)	(148,167)
Net note payable	$8,385,955	$8,480,533
Current portion of note payable	$179,187	$170,488
Long-term note payable, net of debt issuance costs	8,206,768	8,310,045
Total	$8,385,955	$8,480,533

Interest expense on the note payable for the three and nine months ended August 31, 2025 and 2024 was as follows:

	For the three months ended	For the nine months ended
	August 31, 2025	August 31, 2025
Interest expense on notes payable - Susser	$244,006	$706,161
Debt issuance costs - Susser	5,192	15,657
Total interest expense	$249,198	$721,818

	For the three months ended	For the nine months ended
	August 31, 2024	August 31, 2024
Interest expense on notes payable - Susser	$254,758	$301,924
Debt issuance costs - Susser	5,297	5,297
Total interest expense	$260,055	$307,221

During the three and nine months ended August 31, 2025, the Company did not capitalize any interest. During the three and nine months ended August 31, 2024, the Company capitalized interest expense of $0 and $409,307, respectively, related to the construction of the Company's facility in North Carolina.

Note 6 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Numerator:
Net income	$749,408	$1,051,679	$1,388,048	$2,263,710
Denominator:
Weighted-average shares outstanding-basic	8,057,780	8,061,946	8,073,303	8,151,967
Dilutive common shares issuable upon exercise of stock options	15,874	111,589	53,311	89,521
Weighted-average shares-diluted	8,073,654	8,173,535	8,126,614	8,241,488
Income per share:
Basic	$0.09	$0.13	$0.17	$0.28
Diluted	$0.09	$0.13	$0.17	$0.27

For the three months ended August 31, 2025, the Company excluded the effect of 823,278 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the nine months ended August 31, 2025, the Company excluded the effect of 784,678 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

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

Note 7 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of August 31, 2025, and November 30, 2024, there were 7,500 and 15,000 options issued, but not yet exercised, under the 2006 Plan, respectively. As of August 31, 2025, there were no shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of August 31, 2025, there were 188,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2024, there were 188,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of August 31, 2025, there were no shares available for future issuance under the 2012 Plan.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. The 2022 Plan reserves 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). As of August 31, 2025, there were 348,300 service-based options issued and 475,000 market-based restricted options granted. As of November 30, 2024, there were 290,300 service-based options issued and 475,000 market-based restricted options granted. As of August 31, 2025, there were 621,700 shares available for future issuance under the 2022 Plan.

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

There were 0 and 103,000 options granted during the three and nine months ended August 31, 2025, respectively.

There were 0 and 103,000 options granted during the three and nine months ended August 31, 2024, respectively.

Variables used to determine the fair value of the options granted for the three and nine months ended August 31, 2025 and 2024, respectively, are as follows:

	Three months ended		Nine months ended
	August 31,	August 31,	August 31,	August 31,
	2025	2024	2025	2024
Weighted average values:
Expected dividends	0%	0%	6.50%	0%
Expected volatility	—	—	64.25%	60.52%
Risk free interest rate	—	—	4.40%	3.87%
Expected life	—	—	5 years	5 years

Stock option activity for options with only service-based vesting conditions for the nine months ended August 31, 2025, was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2024	493,878	$7.26	3.83	$997,943
Granted	103,000	7.89		—
Exercised	(7,500)	3.08		13,650
Expired/forfeited	(45,000)	13.48		—
Outstanding at August 31, 2025	544,378	$6.92	3.68	$15,360
Exercisable at August 31, 2025	422,845	$6.90	3.63	$14,304

The weighted average grant date fair value of options granted during the nine months ended August 31, 2025 and August 31, 2024 was $2.58 and $3.13, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either August 31, 2025 or November 30, 2024 as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three and nine months ended August 31, 2025, the Company issued 7,500 and 7,500 common shares, respectively, to option holders who exercised options for $23,101 and $23,101, respectively.

During the three and nine months ended August 31, 2024, the Company issued 373 and 373 common shares, respectively, to option holders who exercised options for $1,002 and $1,002, respectively.

Significant option groups outstanding and exercisable at August 31, 2025 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$3.01 to $4.00	7,500	0.76	$3.10	7,500	$3.10
$4.01 to $5.00	113,600	2.89	$4.74	97,299	$4.74
$5.01 to $6.00	38,600	4.92	$5.86	27,496	$5.86
$6.01 to $7.00	86,933	3.80	$6.47	61,928	$6.48
$7.01 to $8.00	177,645	3.74	$7.52	158,525	$7.53
$8.01 to $9.00	75,000	4.40	$8.09	24,997	$8.09
$9.01 to $10.00	29,000	2.52	$9.37	29,000	$9.37
$12.01 to $13.00	16,100	5.18	$12.54	16,100	$12.54
	544,378	3.68	$6.92	422,845	$6.90

A summary of the status of the Company’s non-vested options as of August 31, 2025, and changes during the nine months ended August 31, 2025, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2024	131,960	$3.03
Granted	103,000	2.58
Vested	(113,427)	2.96
Forfeited	—	—
Non-vested at August 31, 2025	121,533	$2.71

As of August 31, 2025, there was approximately $262,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 Plan and the 2022 Plan. The cost is expected to be recognized over a weighted-average period of 1.93 years as of August 31, 2025. The total fair value of shares vested during the nine months ended August 31, 2025 was approximately $336,000.

Performance and market-based vesting condition options

On April 8, 2022, the Company granted 400,000 market-based vesting condition options to David Portnoy, Mark Portnoy, and Oleg Mikulinsky in the amounts of 280,000, 100,000, and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $12.27 and the calculated fair value of the options is $2.79. These stock options vest immediately when the price of the Company's stock reaches $25.00 per share during the seven-year option term. The grant of these options was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. For the three and nine months ended August 31, 2025, the Company recognized approximately $0 and $80,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. For the three and nine months ended August 31, 2024, the Company recognized approximately $98,000 and $294,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of August 31, 2025, there was approximately $0 of unrecognized compensation cost to be recognized.

On December 23, 2022, the Company entered into new two-year employment agreements (the "Agreements"), effective December 1, 2022, with David Portnoy and Mark Portnoy. Under the Agreements, the initial term is automatically extended for successive additional one-year periods unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. Per the Agreements, David Portnoy and Mark Portnoy were awarded a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company's common stock, exercisable only if the Company's stock has a closing price at least once during the life of the option above $8.00. These options are considered to be market-based vesting condition options and accounting principles do not require the market condition to be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $4.30 and the calculated fair value of the options is $1.76. These stock options vest immediately when the price of the Company's stock reaches $8.00 per share during the five-year option term. The price of the Company's stock reached above $8.00 on March 26, 2024. As a result, the stock options vested immediately and the remaining compensation cost was recognized. As of the three and nine months ended August 31, 2025, the Company recognized approximately $0 and $0, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of the three and nine months ended August 31, 2024, the Company recognized approximately $0 and $52,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of August 31, 2025, there was approximately $0 of unrecognized compensation cost to be recognized.

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

Legal Proceedings

On January 6, 2023, a complaint styled Lindsey Lehr v. Cryo-Cell International, Inc., Case No. 50-2023-CA-000091, was filed in the Circuit Court for Palm Beach County, Florida, naming the Company as defendant and asserting claims on behalf of a putative class of individuals who entered agreements with the Company for umbilical cord blood storage services since May 2018. The complaint alleged that the Company’s advertising does not accurately represent the value and efficacy of its services and asserted claims (and sought unspecified damages) under Florida law. On March 14, 2023, the Company removed the case to the United States District Court for the Southern District of Florida (Case No. 9:23-cv-80405-AMC), and on March 21, 2023, moved to compel arbitration and stay the case. On October 10, 2023, the Court granted the Company’s motion to compel arbitration and stayed the case. On October 27, 2023, the plaintiff filed a demand for arbitration and statement of claims with the American Arbitration Association, and on January 18, 2024, the plaintiff filed an amended statement of claims dropping her class action allegations against the Company. On March 19, 2024, the Company filed an answering statement and counterclaim in response to the plaintiff’s claims. On September 5, 2025, the plaintiff and the Company filed stipulations to dismissal of the American Arbitration Association proceeding, the United States District Court proceeding, and their respective claims with prejudice.The resolution of this matter will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

On October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke University with the American Arbitration Association alleging that Duke fraudulently induced the Company to enter its Patent and Technology License Agreement with Duke and that Duke breached the agreement on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of the Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025, for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. The Company believes Duke’s counterclaims are without merit and intends to contest them vigorously. A final hearing on the Company’s claims and Duke’s counterclaims is scheduled for April 2026. The Company believes that the resolution of the Duke counterclaims should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted (inclusive of the claims the Company asserts against Duke and the counterclaims Duke asserts against the Company), which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. As discussed further in Note 12, it is unlikely that the Company will be able to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke, spinoff Celle Corp. or otherwise obtain the benefits of the Duke License Agreement. Nor can there be any assurances the Company will open the Cryo-Cell Institute for Cellular Therapies. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies. See “Note 12” and "Risk Factors" for additional information regarding Duke.

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

As of August 31, 2025, the Company had repurchased an aggregate of 6,821,969 shares of the Company’s common stock at an average price of $3.67 per share through open market and privately negotiated transactions under the Company’s share repurchase plan. The Company purchased 34,509 (at an average price of $4.91 per share) during the nine months ended August 31, 2025 and the Company purchased 224,999 (at an average price of $6.33 per share) of the Company’s common stock during the nine months ended August 31, 2024.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of August 31, 2025 and November 30, 2024. As of August 31, 2025 and November 30, 2024, 6,821,969 and 6,787,460 shares, respectively, were held as treasury stock.

Note 11 – Leases

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of August 31, 2025 and November 30, 2024:

	August 31, 2025	November 30, 2024
Assets
Operating lease right-of-use asset	$906,848	$806,339
Liabilities
Current portion of operating lease liabilities	$434,604	$428,334
Operating lease long-term liabilities	577,202	505,053
Total lease liability	$1,011,806	$933,387

The maturity of the Company’s lease liabilities at August 31, 2025 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2025 (3 months remaining)	$125,350
2026	483,135
2027	457,513
2028	38,175
Less: Imputed interest	(92,367)
Present value of lease liabilities	$1,011,806

The remaining lease term and discount rates are as follows:

	August 31, 2025	November 30, 2024
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	2.27	2.08
Discount rate (percentage)
Operating lease	7.5%	8.3%

Supplemental cash flow information related to leases is as follows:

	Three months ended
	August 31, 2025	August 31, 2024
Operating cash outflows from operating leases	$127,245	$88,321

	Nine months ended
	August 31, 2025	August 31, 2024
Operating cash outflows from operating leases	$380,502	$266,418

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

On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025 for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. A final hearing on the Company's claims and Duke's counterclaims is scheduled for April 2026.

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

Until the Duke dispute is resolved, the Company does not anticipate making further investments in activities related to the Duke License Agreement. The opening of the Cryo-Cell Institute for Cellular Therapies is on pause. The Company can make no assurances as to when or if it will be opened. Also, the proposed spinoff of Celle Corp. is on hold and may not take place depending on the final outcome of the Duke dispute. See “Risk Factors.”

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

1.1.
the complexities, uncertainties, required consents and timing related to the potential spinoff of Celle Corp.;
1.2.
any adverse effect or limitations caused by recent increases in government regulation of stem cell storage facilities;
1.3.
any increased competition in our business including increasing competition from public cord blood banks particularly in overseas markets but also in the U.S.;
1.4.
any decrease or slowdown in the number of people seeking to store umbilical cord blood stem cells or decrease in the number of people paying annual storage fees;
1.5.
any adverse impacts on revenue or operating margins due to the costs associated with increased growth in our business, including the possibility of unanticipated costs relating to the operation of our facility and costs relating to the commercial launch of new types of stem cells;
1.6.
any unique risks posed by our international activities, including but not limited to local business laws or practices that diminish our affiliates’ ability to effectively compete in their local markets;
1.7.
any technological or medical breakthroughs that would render our business of stem cell preservation obsolete;
1.8.
any material failure or malfunction in our storage facilities; or any natural disaster or act of terrorism that adversely affects stored specimens;
1.9.
any adverse results to our prospects, financial condition or reputation arising from any material failure or compromise of our information systems;
1.10.
the costs associated with defending or prosecuting litigation matters, particularly including litigation related to intellectual property, and any material adverse result from such matters;
1.11.
the success of our licensing agreements and their ability to provide us with royalty fees;
1.12.
any difficulties and increased expense in enforcing our international licensing agreements;
1.13.
any adverse performance by or relations with any of our licensees;
1.14.
any inability to enter into new licensing arrangements including arrangements with non-refundable upfront fees;

1.15.
any inability to realize cost savings as a result of recent acquisitions;
1.16.
any inability to realize a return on an investment;
1.17.
any adverse impact on our revenues and operating margins as a result of discounting of our services in order to generate new business in tough economic times where consumers are selective with discretionary spending;
1.18.
the success of our global expansion initiatives and product diversification;
1.19.
our actual future ownership stake in future therapies emerging from our collaborative research partnerships;
1.20.
our ability to minimize our future costs related to R&D initiatives and collaborations and the success of such initiatives and collaborations;
1.21.
any inability to successfully identify and consummate strategic acquisitions;
1.22.
any inability to realize benefits from any strategic acquisitions;
1.23.
the Company’s ability to realize a profit on the acquisition of PrepaCyte-CB;
1.24.
the Company’s ability to realize a profit on the acquisition of Cord:Use;
1.25.
the Company's actual future competitive position in stem cell innovation;
1.26.
future success of its core business and the competitive impact of public cord blood banking on the Company’s business;
1.27.
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
1.28.
the success of the Company's initiative to purchase a new facility and expand the Company's cryopreservation and cold storage business by introducing a new service, Extravault,
1.29.
the expense, timing and uncertain results of clinical trials related to the Duke Agreement;
1.30.
the Company's ability to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke or otherwise obtaining the benefits of the Duke License Agreement;
1.31.
the Company's spinoff of Celle Corp.;
1.32.
the outcome of the Company's Arbitration Demand against Duke; and
1.33.
the other risk factors set forth in this Report under the heading "Risk Factors."

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

Utilizing its infrastructure, experience and resources derived from its umbilical cord blood stem cell business, the Company has expanded its research and development activities to develop technologies related to stem cells harvested from sources beyond umbilical cord blood stem cells. In 2011, the Company introduced its cord tissue service, which stores a section of the umbilical cord tissue. The Company offers the cord tissue service in combination with the umbilical cord blood service.

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

Until the Duke dispute is resolved, the Company does not anticipate making further investments in activities related to the Duke License Agreement. The opening of the Cryo-Cell Institute for Cellular Therapies is also on pause and the Company can make no assurances as to when or if it will be opened. Additionally, the proposed spinoff of Celle Corp. is also on hold and may not take place depending on the final outcome of the Duke dispute. See, “Risk Factors” and Note 12 for additional information regarding Duke.

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

Public Banking

In June 2018, the Company acquired substantially all of the assets (the “Cord Purchase”) of Cord:Use Cord Blood Bank, Inc., a Florida corporation (“Cord:Use”), in accordance with the definitive Asset Purchase Agreement between Cryo-Cell and Cord:Use (the “Purchase Agreement”), including without limitation Cord:Use’s inventory of public cord blood units existing as of the closing date (the “Public Cord Blood Inventory”). The Public Cord Blood Inventory creates a large, ethnically diverse, high quality inventory of available cord blood stem cell units for those in need of life saving therapy. The Company collects cord blood units at hospitals in California. The Company’s public inventory is stored in North Carolina, and the cord blood units are sold through the National Marrow Donor Program (“NMDP”) located in Minnesota, who ultimately distributes the cord blood units to transplant centers located in the United States, and around the world.

ExtraVault

On July 18, 2022, the Company completed the purchase of a 56,000 square foot facility located near the Research Triangle Park in the Regional Commerce Center in Durham, North Carolina (the “Facility”). The Facility has space for not only its existing and future internal storage needs, but also has the capacity to offer third party pharmaceutical companies and medical institutions cold storage services (“ExtraVault” – see www.extravault.com), to set up a cellular therapy laboratory to manufacture mesenchymal stromal cells from cord tissue (“MSCs”) and the space to consolidate the Cryo-Cell Institute for Cellular Therapies under the same roof.

The Company anticipates this Facility will expand the Company’s cryopreservation and cold storage business by introducing a new service, ExtraVault (www.extravault.com). With over 30 years of experience in handling biological specimens for both research and clinical use, Cryo-Cell intends to leverage this expertise and offer these biorepository services to biopharmaceutical companies and healthcare institutions. The new facility will offer state-of-the-art biologic, reagent and vaccine storage at cost effective prices. A robust inventory management system is planned to be implemented that Cryo-Cell believes will allow customers to view their own inventory through a customer portal and place distribution orders online. As a result, it is anticipated ExtraVault will provide expertise, experience, customer electronic access and cost sensitive solutions to the Company’s partners in the biopharma and healthcare industries. Information on our website is not incorporated into this Quarterly Report on Form 10-Q and should not be considered part of this Quarterly Report on Form 10-Q.

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

Results of Operations – Nine-Month Period Ended August 31, 2025 Compared to the Nine-Month Period Ended August 31, 2024

Revenue. Revenue for the nine months ended August 31, 2025 was $23,723,155 as compared to $23,961,761 for the same period in 2024.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 3% increase in recurring annual storage fee revenue offset by a 14% decrease in the number of new domestic cord blood specimens processed in the first nine months of fiscal 2025 versus the same period in 2024.

Product Revenue. For the nine months ended August 31, 2025, revenue from the product sales was $35,785 compared to $39,470 for the nine months ended August 31, 2024.

Public Cord Blood Banking Revenue. For the nine months ended August 31, 2025, revenue from the public cord blood banking sales was $128,886 compared to $205,799 for the nine months ended August 31, 2024. The decrease in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the nine months ended August 31, 2025 was $5,642,546 as compared to $6,311,064 for the same period in 2024, representing a 11% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $99,740 and $89,103 for the nine months ended August 31, 2025 and August 31, 2024, respectively. Cost of Sales also includes $13,537 and $37,083 for the nine months ended August 31, 2025 and August 31, 2024, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $608,314 and $699,872 for the nine months ended August 31, 2025 and August 31, 2024, respectively, related to the public banks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended August 31, 2025 were $12,772,301 as compared to $12,514,616 for the 2024 period representing an 2% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees. The increase is due to an increase of $604,000 in legal fees related to the legal proceedings described below in Section 1 Legal Proceedings.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2025 were $291,479 as compared to $937,907 for the 2024 period, of which $0 and $270,368, respectively, related to the Clinical Study and Research Agreement with Duke University to provide funding to complete the Duke IMPACT Study (See Note 12).

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the nine months ended August 31, 2025 was $567,648 compared to $287,543 for the 2024 period.

Impairment of investment – Tianhe stock. The impairment of investment – Tianhe stock for the nine months ended August 31, 2025 was $0 compared to $308,000 for the same period in 2024. In accordance with the Asset Purchase Agreement between Cryo-Cell and Cord:Use dated June 11, 2018, Cryo-Cell acquired Cord:Use’s shares of common stock of Tianhe Stem Cell Biotechnologies, Inc., an Illinois corporation, engaged in medical and life science research that involves the use of stem cells derived from umbilical cord blood units in clinical trials for humans. The Tianhe stock investment value is based on fair value. Due to the lack of activity and lack of any profits, the Company believes that the investment is fully impaired.

Interest Expense. Interest expense during the nine months ended August 31, 2025, was $1,584,307 compared to $1,119,196 during the comparable period in 2024, of which, $721,818 and $307,221, respectively, related to the credit and subordination agreements with Susser Bank as described in Note 5. Interest expense also includes of $855,144 and $806,244 as of the nine months ended August 31, 2025 and August 31, 2024, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. During the nine months ended August 31, 2024 Company capitalized interest expense of $409,307 related to the construction of the Company's new facility in North Carolina.

(Losses) Gains on Marketable Securities. Losses on marketable securities for the nine months ended August 31, 2025 was $604,619 compared to gains of $1,056,052 for the nine months ended August 31, 2024.

Gain on Interest Rate Swap. Gain on the change in the fair value of a derivative for the nine months ended August 31, 2025 was $0 compared to $105,887 for the 2024 period. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Income Taxes. U.S. income tax expense for the nine months ended August 31, 2025 was $906,769 compared to $1,382,845 for the nine months ended August 31, 2024.

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

Results of Operations – Three-Month Period Ended August 31, 2025 Compared to the Three-Month Period Ended August 31, 2024

Revenue. Revenue for the three months ended August 31, 2025 was $7,825,432 as compared to $8,066,715 for the same period in 2024, a 3% decrease.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 2% increase in recurring annual storage fee revenue offset by an 11% decrease in the number of new domestic cord blood specimens processed for three months ended August 31, 2025 versus the same period in 2024.

Product Revenue. For the three months ended August 31, 2025, revenue from the product sales was $436 compared to $636 for the three months ended August 31, 2024.

Public Cord Blood Banking Revenue. For the three months ended August 31, 2025, revenue from the public cord blood banking sales was $4,119 compared to $120,609 for the three months ended August 31, 2024. The decrease in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the three months ended August 31, 2025 was $1,801,419 as compared to $2,125,846 for the same period in 2024, representing a 15% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $33,449 and $28,765 for the three months ended August 31, 2025 and August 31, 2024, respectively. Cost of Sales also includes $2,295 and $1,220 for the three months ended August 31, 2025 and August 31, 2024, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $132,172 and $265,536 for the three months ended August 31, 2025 and August 31, 2024, respectively, related to the public banks. The decrease in cost of sales for the three months ended August 31, 2025 versus August 31, 2024 is due to the decrease in the number of new domestic cord blood specimens processed during the three months ended August 31, 2025 versus August 31, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended August 31, 2025 were $3,876,159 as compared to $4,162,487 for the 2024 period representing an 7% decrease. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees. Legal fees for the three months ended August 31, 2025 increased $229,000 over the 2024 period. The legal fees related to the legal proceedings described below in Section 1 Legal Proceedings.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2025 were $61,625 as compared to $193,933 for the 2024 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended August 31, 2025 was $185,693 compared to $194,559 for the 2024 period.

Interest Expense. Interest expense during the three months ended August 31, 2025, was $538,219 compared to $533,464 during the comparable period in 2024, of which, $249,198 and $260,055, respectively, related to the credit and subordination agreements with Susser Bank as described in Note 5. Interest expense also includes of $287,962 and $271,498 as of the three months ended August 31, 2025 and August 31, 2024, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

(Losses) Gains on Marketable Securities. Losses on marketable securities for the three months ended August 31, 2025 was $193,886 compared to gains of $522,458 for the three months ended August 31, 2024.

Income Taxes. U.S. income tax expense for the three months ended August 31, 2025 was $436,588 compared to $328,186 for the three months ended August 31, 2024.

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

At August 31, 2025, the Company had cash and cash equivalents of $265,207 as compared to $560,960 at November 30, 2024. The decrease in cash and cash equivalents during the nine months ended August 31, 2025 was primarily attributable to the following:

•
Net cash from operating activities for the nine months ended August 31, 2025 was $4,197,793 which was attributable to the Company’s operating activities.
•
Net cash from operating activities for the nine months ended August 31, 2024 was $3,853,917 which was attributable to the Company’s operating activities.
•
Net cash used in investing activities for the nine months ended August 31, 2025 was $685,683 which was primarily attributable to $163,249 used to purchase equipment and $3,160,145 used to purchase marketable securities, which was offset by the sale of marketable securities in the amount of $2,522,711 and $115,000 from the sale of equipment.
•
Net cash used in investing activities for the nine months ended August 31, 2024 was $3,761,250 which was primarily attributable to $2,395,360 used to purchase equipment and $1,759,828 used to purchase marketable securities, which was offset by the sale of marketable securities in the amount of $1,358,732.
•
Net cash used in financing activities for the nine months ended August 31, 2025 was $3,807,863 which was primarily attributable to the payments of $7,230,235 to partially repay the Susser Bank note payable and revolving line of credit described above, $169,502 used to repurchase the Company's common stock, and $3,231,227 used to pay cash dividends of $0.15 and $0.25 per share of common stock to the Company's shareholders of record on May 21, 2025 and February 14, 2025, respectively. The dividends were paid on May 30, 2025 and February 28, 2025, respectively. These payments were partially offset by the proceeds received from the line of credit with Susser Bank described above in the amount of $6,800,000 and proceeds of $23,101 from the exercise of stock options.
•
Net cash used in financing activities for the nine months ended August 31, 2024 was $301,297 which was primarily attributable to the payments of $2,306,428 to partially repay the Susser Bank note payable and revolving line of credit described above and $1,423,871 used to repurchase the Company's common stock which were partially offset by the proceeds received from the line of credit with Susser Bank described above in the amount of $3,200,000 and proceeds from Swap termination.

The Company has a revolving line of credit, described above. The balance as of August 31, 2025 was $3,200,000 and is reflected on the accompanying balance sheet.

The Company anticipates making discretionary capital expenditures of approximately $1,000,000 over the next twelve months for purchases of equipment and software enhancements. The Company anticipates funding equipment purchases and software enhancements with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 5) and potential additional debt financing. The Company transferred the Duke License Agreement to Celle Corp., a wholly-owned subsidiary, and had intended to transfer the assets related to the Patent and Technology License Agreement with Duke University and certain other assets into Celle Corp. to provide more financial flexibility to fund future projects. The Company was exploring spinning off this subsidiary to the Company’s shareholders.

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

However, on October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke with the American Arbitration Association. Among other things, the Company alleges in the Arbitration Demand that Duke fraudulently induced Cryo-Cell to enter the Duke License Agreement and further breached the agreement on various occasions. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. The Company has notified Duke that it believes such damages exceed $100 million.

On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company Which Duke amended on March 24, 2025 for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims.

As a result of the Company’s Arbitration Demand against Duke, the Company currently is unable to predict its funding needs for activities related to the Duke License Agreement. Until the Duke dispute is resolved, the Company does not anticipate making further investments in activities related to the Duke License Agreement. As discussed further in Note 12, the Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. The opening of the Cryo-Cell Institute for Cellular Therapies is also on pause and the Company can make no assurances as to when or if it will be opened. Additionally, the proposed spinoff of Celle Corp. is also on hold and may not take place depending on the final outcome of the Duke dispute. See “Risk Factors” and Note 12 for additional information regarding Duke.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operation, together with external sources of capital will be sufficient to fund its known cash needs for at least the next 12 months. However, cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood and cord tissue cellular storage services and managing discretionary expenses. Additionally, depending in part on the outcome of the Duke Arbitration Demand, the Company may require capital to pay for the startup expenses relating to its planned infusion clinic, to finance clinical trials related to the Duke License Agreement, to develop biopharmaceutical manufacturing capabilities and for capital expenditures for software enhancements and purchases of equipment and obligations under the Duke License Agreement. While we previously anticipated that over $50 million would be needed over the next 5 years to fund its activities related to the Duke License Agreement, as result of the Company’s Arbitration Demand against Duke, as discussed further in Note 12, the Company currently is unable to predict its funding needs for those activities. Until the Duke dispute is resolved, the Company does not anticipate making further investments in activities related to the Duke License

Agreement. However, if required to continue to invest in the Duke License Agreement, the Company anticipates funding the related capital expenditures with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 5), potential additional debt financing and potential equity sales. There can be no assurances that the Company will be able to obtain such additional debt or equity financing on favorable terms or at all. If expected increases in revenues are not realized, or if expenses are higher than anticipated, or if the Company is unable to obtain additional financing, the Company will be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. Any reductions in expenditures, if necessary, may have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal controls over financial reporting during the nine months ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 6, 2023, a complaint styled Lindsey Lehr v. Cryo-Cell International, Inc., Case No. 50-2023-CA-000091, was filed in the Circuit Court for Palm Beach County, Florida, naming the Company as defendant and asserting claims on behalf of a putative class of individuals who entered agreements with the Company for umbilical cord blood storage services since May 2018. The complaint alleged that the Company’s advertising does not accurately represent the value and efficacy of its services and asserted claims (and sought unspecified damages) under Florida law. On March 14, 2023, the Company removed the case to the United States District Court for the Southern District of Florida (Case No. 9:23-cv-80405-AMC), and on March 21, 2023, moved to compel arbitration and stay the case. On October 10, 2023, the Court granted the Company’s motion to compel arbitration and stayed the case. On October 27, 2023, the plaintiff filed a demand for arbitration and statement of claims with the American Arbitration Association, and on January 18, 2024, the plaintiff filed an amended statement of claims dropping her class action allegations against the Company. On March 19, 2024, the Company filed an answering statement and counterclaim in response to the plaintiff’s claims. On September 5, 2025, the plaintiff and the Company filed stipulations to dismissal of the American Arbitration Association proceeding, the United States District Court proceeding, and their respective claims with prejudice.The resolution of this matter will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

On October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke University with the American Arbitration Association alleging that Duke fraudulently induced the Company to enter its Patent and Technology License Agreement with Duke and that Duke breached the agreement on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of the Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025, for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. The Company believes Duke’s counterclaims are without merit and intends to contest them vigorously. A final hearing on the Company’s claims and Duke’s counterclaims is scheduled for April 2026. The Company believes that the resolution of the Duke counterclaims should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted (inclusive of the claims the Company asserts against Duke and the counterclaims Duke asserts against the Company), which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. As discussed further in Note 12, it is unlikely that the Company will be able to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke, spinoff Celle Corp. or otherwise obtain the benefits of the Duke License Agreement. Nor can there be any assurances the Company will open the Cryo-Cell Institute for Cellular Therapies. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies. See “Note 12” and "Risk Factors" for additional information regarding Duke.

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

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operations, together with external sources of capital will be sufficient to fund its known cash needs for at least the next 12 months. However, cash flows from operations will depend primarily upon revenues from sales of its umbilical cord blood and cord tissue cellular storage services and managing discretionary expenses. Additionally, depending in part on the outcome of the Duke Arbitration Demand, the Company may require capital to pay for the startup expenses relating to its planned infusion clinic, to finance clinical trials related to the Duke License Agreement, to develop biopharmaceutical manufacturing capabilities and for capital expenditures for software enhancements and purchases of equipment and obligations under the Duke License Agreement. While the Company previously anticipated that over $50 million would be needed over the next 5 years to fund its activities related to the Duke License Agreement, as a result of the Company’s Arbitration Demand against Duke, as discussed further in Note 12, the Company currently is unable to predict its funding needs for those activities. Until the Duke arbitration claims are resolved, the Company does not anticipate making further investments in activities related to the Duke License Agreement. However, if required to continue to invest in the Duke License Agreement, the Company anticipates funding the related capital expenditures with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 5), potential additional debt financing and potential equity sales. There can be no assurances that the Company will be able to obtain such additional debt or equity financing on favorable terms or at all. If expected increases in revenues are not realized, or if expenses are higher than anticipated, or if the Company is unable to obtain additional financing, the Company will be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. Any reductions in expenditures, if necessary, may have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

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

As discussed in Note 12, on October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke with the American Arbitration Association, alleging, among other things, that Duke breached the Duke License Agreement, breached the implied contractual covenant of good faith and fair dealing, fraudulently induced the Company to enter the Duke License Agreement, and violated North Carolina’s Unfair Trade Practices Act. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025 for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. A final hearing on the Company’s claims and Duke’s counterclaims is scheduled for April 2026. The Company cannot currently predict the outcome of the arbitration. It is possible that there could be an unfavorable outcome or resolution of any claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and expensive and there can be no assurance that the Company will prevail or how long such proceedings may last. The Company is not currently including an estimate of legal fees and other related litigation costs in its estimate of loss contingencies.

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

On October 4, 2024, the Company filed the Arbitration Demand against Duke with the AAA, alleging, among other things, that Duke is in breach of the Duke License Agreement, breached the implied contractual covenant of good faith and fair dealing, fraudulently induced the Company to enter into the Duke License Agreement, and violated North Carolina’s Unfair Trade Practices Act. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. Cryo-Cell has notified Duke that it believes such damages exceed $100 million. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025, for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. A final hearing on the Company’s claims and Duke’s counterclaims is scheduled for April 2026. The Company cannot currently predict the outcome of the arbitration. It is possible that there could be an unfavorable outcome or resolution of any claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the

Company will prevail. The Company may not be able to recover all or any of its damages or all or any of its investment in the Duke License Agreement.

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

Based upon shares of common stock outstanding as of August 31, 2025, our executive officers, directors, 5% stockholders (known to us through publicly available information) and their affiliates beneficially owned approximately 47% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not Applicable.

a. ISSUER REPURCHASES OF COMMON STOCK

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 - 30, 2025	5,087	$4.98	—	1,189,445
July 1 - 31, 2025	11,414	$4.87	—	1,178,031
August 1 - 31, 2025	—	$—	—	1,178,031

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) Director and Officer Trading Plans and Arrangements. During the three months ended August 31, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

(a)
Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.3 (3)	Purchase Agreement between Scannell Properties #502, LLC and Cryo-Cell International, Inc. dated March 14, 2022.
10.4 (4)	2022 Equity Incentive Plan.
10.5 (5)	Credit Agreement between Cryo-Cell International, Inc and Susser Bank
10.6 (5)	Amendment to the Credit Agreement between Cryo-Cell International and Susser Bank
10.7	Seventh Lease Amendment
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company's Quarterly Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 16, 2022.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10Q filed on April 13, 2022.
(5)	Incorporated by reference to the Company's Quarterly Report on Form 10Q filed on October 18, 2022.

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

Date: October 15, 2025