Form 10-K
period 2025-11-30
CRYO CELL INTERNATIONAL INC
filed 2026-02-27
CIK 862692

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2025

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant is computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (May 31, 2025) was $26,519,624.

As of February 28, 2026, there were 8,055,150 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id: 344 Auditor Name: Wipfli LLP Auditor Location: Atlanta, Georgia

Forward-Looking Statements

This Form 10‑K, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents may contain statements which constitute "forward‑looking statements". The terms "Cryo-Cell International, Inc.," "Cryo-Cell," "Company," "we," "our" and "us" refer to Cryo-Cell International, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate" and similar expressions and variations thereof, if used, are intended to specifically identify forward‑looking statements. Similarly, statements that describe future financial performance or plans or strategies are forward-looking statements. Those statements appear in a number of places in this Form 10‑K and in other places, and include statements regarding the intent, belief or current expectations of the Company and its directors or its officers with respect to, among other things, our future performance and operating results, our future operating plans, our liquidity and capital resources; and our legal proceedings. Investors and prospective investors are cautioned that any such forward‑looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward‑looking statements as a result of various factors. These uncertainties and other factors include the outcomes of the Company's pending legal proceedings, the success of product diversification, the Company’s actual future ownership stake in future therapies emerging from its collaborative research partnerships, the success related to its IP portfolio, the Company’s future competitive position in stem cell innovation, future success of its core business and the competitive impact of public cord blood banking on the Company’s business, the success of the Company’s initiative to expand its core business units to include biopharmaceutical manufacturing and operating clinics, the uncertainty of profitability from its biopharmaceutical manufacturing and operating clinics, the Company’s ability to minimize future costs to the Company related to R&D initiatives and collaborations and the success of such initiatives and collaborations, the success and enforceability of the Company’s umbilical cord blood and cord tissue license agreements, together with the associated intellectual property and their ability to provide the Company with royalty fees, as well as the Risk Factors set forth in this Form 10-K.

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

ITEM 1. BUSINESS.

Introduction

Cryo-Cell International, Inc. (the “Company” or “Cryo-Cell”) is a Delaware corporation that was incorporated in 1989. The Company is organized in three reportable segments; 1.) cellular processing and cryogenic storage for family use, with a current focus on the collection and preservation of umbilical cord blood and tissue stem cells, 2.) the manufacture of PrepaCyte® CB Processing System (“PrepaCyte CB”) units, the processing technology used to process umbilical cord blood stem cells, and 3.) cellular processing and cryogenic storage of umbilical cord blood stem cells for public use. The Company, in combination with its global affiliates, currently stores over 250,000 cord blood and cord tissue specimens worldwide for the exclusive benefit of newborn babies and possibly other members of their families. Founded in 1989, the Company was the world’s first private cord blood bank to separate and store stem cells in 1992. The Company's U.S.-based business operations, including the processing and storage of specimens, are handled from its headquarters facility in Oldsmar, Florida. The specimens are primarily stored in commercially available cryogenic storage units at the Company's technologically and operationally advanced facility in Durham, NC.

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

As discussed further in Note 18, on February 23, 2021, the Company entered into a Patent and Technology License Agreement (the “Duke License Agreement”) with Duke University (“Duke”). The Duke License Agreement grants the Company certain rights to proprietary processes and regulatory data related to cord blood and cord tissue developed at Duke. Through the Duke License Agreement, the Company had anticipated, either directly or through its wholly-owned subsidiary, Celle Corp., exploring, testing, and administering treatments to patients for which there are limited U.S. Food and Drug Administration (“FDA”) approved therapies, including cerebral palsy and autism. These treatments were expected to utilize the unique immunomodulatory and potential regenerative properties derived from cord blood and cord tissue. Through the Duke License Agreement, the Company intended to develop three business units, namely: (1) its cord blood bank and other storage services (its historical business); (2) cord blood and cord tissue infusion clinic services initially under the FDA’s Expanded Access Program and in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain biologics license application (“BLA”) approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) were approved by the FDA. Additionally, to support such business expansion, the Company had anticipated opening and launching the Cryo-Cell Institute for Cellular Therapies, which it initially hoped to open as early as the fourth quarter of fiscal 2021, but no later than the first quarter of fiscal 2022 (and more recently reported as anticipated to open during the fourth quarter of fiscal 2024). As discussed further in Note 18, the Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. As of the date hereof, it is unlikely that the Company will be able to expand its business into business units (2) and (3) above through the Duke License Agreement.

Until the Duke dispute is resolved, the Company does not anticipate making further investments in activities related to the Duke License Agreement. The opening of the Cryo-Cell Institute for Cellular Therapies is also on pause and the Company can make no assurances as to when or if it will be opened. Additionally, the proposed spinoff of Celle Corp. is also on hold and may not take place depending on the final outcome of the Duke dispute. See, “Risk Factors” and Note 12 and Note 18 for additional information regarding Duke.

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

Stem cells are found in umbilical cord blood (“cord blood stem cells”) and can be collected and stored after a baby is born. Over 60,000 cord blood stem cell transplants have been performed to date. The Company believes that many parents will want to save and store these cells for potential future use by their family, either for the donor or for another family member. Today, stem cell transplants are known and accepted treatments for at least 80 diseases, we believe, a number of them life-threatening. With continued research in this area of medical technology, other therapeutic uses for cord blood stem cells are being explored. Moreover, researchers believe they may be utilized in the future for treating diseases that currently have no cure.

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

The Company also purchased a 56,000 square-foot facility in Durham, North Carolina (the “New Facility”). The Company acquired the New Facility to accommodate anticipated operations relating to the Patent and Technology Agreement (the “Duke License Agreement”) with Duke University (“Duke”) as discussed further in Note 18. In addition, the New Facility provides capacity not only for the Company’s existing and anticipated internal storage needs, but also enables the Company to offer storage services to third-parties.

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•
The world’s first private cord blood bank, that in combination with its global affiliates, currently stores over 250,000 cord blood and cord tissue specimens worldwide,
•
our facility's status as a cGMP- and cGTP-compliant private cord blood bank with AABB accreditation and FACT (the Foundation for the Accreditation for Cellular Therapy) accreditation,
•
a state-of-the-art laboratory processing facility,

•
utilization of a processing method using superior technology that yields the maximum recovery of healthy stem cells and provides superior red blood depletion over all other methods,
•
a five-compartment cord blood freezer bag that allows for multiple uses of the baby’s cord blood stem cells,
•
a safe, secure and monitored storage environment,
•
since inception, 100% viability rate of the Company’s specimens upon thaw for therapeutic use,
•
a state-of the-art, insulated collection kit,
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

Marketing

Marketing Approach

It is the Company’s mission to inform expectant parents and their prenatal care providers of the potential medical benefits from preserving stem cells and to provide them with the means and processes for collection and storage of these cells. Today, stem cell transplants are known and accepted treatments for approximately 80 diseases, a number of them life-threatening. With continued research in this area of medical technology, other therapeutic uses for cord blood stem cells are being explored. A vast majority of expectant parents are simply unaware that umbilical cord blood contains a rich supply of non-controversial stem cells and that they can be collected, processed and stored for the potential future use of the newborn and possibly related family members. A baby’s stem cells are a perfect match for the baby throughout its life and have a 1-in-4 chance of being a perfect match and a 3-in-4 chance of being an acceptable match for a sibling. There is no assurance, however, that a perfect match means the cells could be used to treat certain diseases of the newborn or a relative. Today, it is still common for the cord blood (the blood remaining in the umbilical cord and placenta) to be discarded at the time of birth as medical waste.

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

Government Regulation

The Company is required to register with the FDA under the Public Health Service Act because of its ongoing cellular storage business and is subject to FDA inspection. This requirement applies to all establishments engaged in the recovery, processing, storage, labeling, packaging, or distribution of any Human Cells, Tissues, and Cellular and Tissue-Based Products (“HCT/Ps”) or the screening or testing of a cell or tissue donor. In addition, with the purchase of the manufacturing rights to the PrepaCyte CB Processing System on June 30, 2015, Cryo-Cell is required to register this product as a Medical Device under the Federal Food, Drug, and Cosmetic Act which is also subject to FDA inspection. At November 30, 2025 and November 30, 2024, the Company was in compliance with these requirements.

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

In Q4 2024, the Company made the final payment of $187,400 under the Clinical Study and Research Agreement that the Company entered into with Duke dated March 3, 2023 in connection with the Second Amendment to the Duke License Agreement. As previously disclosed, the Duke License Agreement also imposes certain future royalty payment obligations, an obligation to pay certain legal fees and expenses associated with related patents, and an obligation to pay Duke $2,000,000 two years after the first patient or subject is treated in the first Phase III clinical trial of a licensed product comprising mesenchymal stromal cells for an indication other than Autism Spectrum Disorder, of which there can be no assurances.

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

Until the Duke dispute is resolved, the Company does not anticipate making further investments in activities related to the Duke License Agreement. The opening of the Cryo-Cell Institute for Cellular Therapies is on pause. The Company can make no assurances as to when or if it will be opened. Also, the proposed spinoff of Celle Corp. is on hold and may not take place depending on the final outcome of the Duke dispute. See “Risk Factors” and Notes 12 and 18.

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

The Company made total payments to all RSA holders of $1,116,352 and $1,058,311 for the fiscal years ended November 30, 2025 and November 30, 2024 respectively, exclusive of termination and repurchase payments. The Company recorded an RSA accrual of $1,358,059 and $1,344,866 as of November 30, 2025 and November 30, 2024, respectively, related to interest owed to the RSA holders, which is included in accrued expenses. The Company also recorded interest expense of $1,129,545 and $1,326,766 for the fiscal years ended November 30, 2025 and 2024, respectively, which is reflected in interest expense on the accompanying consolidated statements of operations.

License Agreements

The Company has definitive license agreements to market the Company’s umbilical cord blood stem cell programs in Costa Rica, El Salvador, Guatemala, Honduras, Nicaragua and Panama (“affiliates”). Under the marketing agreements, the Company earns processing and storage revenues from affiliates that store specimens in the Company's facility.

Employees

At November 30, 2025, the Company had 72 full-time employees and 4 part-time employees on the staff of the Company. Additional employees and staff will be hired on an "as needed" basis. The Company believes its relationship with its employees is good. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

As discussed in Notes 12 and 18, on October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke with the American Arbitration Association, alleging, among other things, that Duke breached the Duke License Agreement, breached the implied contractual covenant of good faith and fair dealing, fraudulently induced the Company to enter the Duke License Agreement, and violated North Carolina’s Unfair Trade Practices Act. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025 for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. A final hearing on the Company’s claims and Duke’s counterclaims is scheduled for April 2026. The Company cannot currently predict the outcome of the arbitration. It is possible that there could be an unfavorable outcome or resolution of any claims asserted, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and expensive and there can be no assurance that the Company will prevail or how long such proceedings may last. The Company is not currently including an estimate of legal fees and other related litigation costs in its estimate of loss contingencies.

There is uncertainty with regard to whether we will be able to maximize shareholder value through the Duke License Agreement.

On February 22, 2024, the Company formed its wholly owned Delaware subsidiary, Celle Corp., to hold certain assets of Cryo-Cell not directly associated with the recurring revenue stream from privately banked, umbilical cord blood specimens. The Duke License Agreement has been transferred to Celle Corp. and other assets and liabilities were expected to be transferred to Celle Corp. in connection therewith. As previously disclosed, the Company’s Board of Directors previously authorized the spin-off of Celle Corp. to the Company’s shareholders and the exploration of strategic alternatives for the Company (post spin-off) to maximize shareholder value. As discussed further in Notes 12 and 18, on October 4, 2024, the Company filed the Arbitration Demand against Duke, alleging that Duke fraudulently induced Cryo-Cell to enter the Duke License Agreement and breached the agreement on various occasions. The Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. As result of the Arbitration Demand against Duke and Duke’s notice of termination of the Duke License Agreement, as further discussed in Note 18, there can be no assurance that any such spinoff or any contemplated strategic alternatives will take place. Furthermore, as further discussed in Notes 12 and 18, it is unlikely that the Company will be able to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke, spinoff Cell Corp. or otherwise obtain the benefits of the Duke License Agreement. Nor can there be any assurances it will open the Cryo-Cell Institute for Cellular Therapies.

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

The Company believes that the resolution of these matters, other than the Duke Arbitration Demand, should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of claims currently asserted and those which may be asserted in the future, which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. See, Item 3 Legal Proceedings.

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

Based upon shares of common stock outstanding as of November 30, 2025, our executive officers, directors, 5% stockholders (known to us through publicly available information) and their affiliates beneficially owned approximately 47% of our voting stock. Therefore, these stockholders have the ability to substantially influence us through this ownership position. For example, these stockholders, if they choose to act together, may be able to influence the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We believe we have allocated adequate resources related to our cybersecurity risk management processes and have designated our Chief Information Officer with the responsibility of managing the cybersecurity risk assessment and mitigation process with the oversight of the Chief Financial Officer responsible for the consolidated financial statements for the year ended November 30, 2025. As part of our overall risk management program, we provide cybersecurity training to employees in high-risk.

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

The Company entered into a ten-year lease in April 2004 for its 17,600-square foot cGMP/cGTP compliant corporate headquarters in Oldsmar, Florida. The lease effectively commenced during October 2004, and the Company moved into this facility in November 2004. This facility contains the Company’s executive offices, its conference and training center, its laboratory processing and cryogenic storage facility and its scientific offices. In July 2018, the Company extended this lease through December 31, 2021. On January 11, 2021, the Company extended this lease through December 31, 2024. On May 2, 2023, the Company extended this lease through December 31, 2026. On July 8, 2025, the Company extended this lease through December 31, 2027.

The Company entered into a one-year lease in July 2023 for an additional 800 square feet of office space in Miami, Florida for annual rent of approximately $48,000. The lease commenced during July 2023. On June 25, 2024, the Company entered into an extension of this lease for a two-year term for annual rent of approximately $53,000 commencing on July 1, 2024.

Rent charged to operations was $456,204 and $442,874 for the fiscal years ended November 30, 2025 and 2024, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of operations.

The future minimum rental payments under the current operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2026	$485,656
2027	$457,513
2028	$38,175

ITEM 3. LEGAL PROCEEDINGS.

On January 6, 2023, a complaint styled Lindsey Lehr v. Cryo-Cell International, Inc., Case No. 50-2023-CA-000091, was filed in the Circuit Court for Palm Beach County, Florida, naming the Company as defendant and asserting claims on behalf of a putative class of individuals who entered agreements with the Company for umbilical cord blood storage services since May 2018. The complaint alleged that the Company’s advertising does not accurately represent the value and efficacy of its services and asserted claims (and sought unspecified damages) under Florida law. On March 14, 2023, the Company removed the case to the United States District Court for the Southern District of Florida (Case No. 9:23-cv-80405-AMC), and on March 21, 2023, moved to compel arbitration and stay the case. On October 10, 2023, the Court granted the Company’s motion to compel arbitration and stayed the case. On October 27, 2023, the plaintiff filed a demand for arbitration and statement of claims with the American Arbitration Association, and on January 18, 2024, the plaintiff filed an amended statement of claims dropping her class action allegations against the Company. On March 19, 2024, the Company filed an answering statement and counterclaim in response to the plaintiff’s claims. On September 5, 2025, the plaintiff and the Company filed stipulations to dismissal of the American Arbitration Association proceeding, the United States District Court proceeding, and their respective claims with prejudice. The resolution of this matter did not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

On October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke University with the American Arbitration Association alleging that Duke fraudulently induced the Company to enter its Patent and Technology License Agreement with Duke and that Duke breached the agreement on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of the Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025, for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. The Company believes Duke’s counterclaims are without merit and intends to contest them vigorously. A final hearing on the Company’s claims and Duke’s counterclaims is scheduled for April 2026. The Company believes that the resolution of the Duke counterclaims should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted (inclusive of the claims the Company asserts against Duke and the counterclaims Duke asserts against the Company), which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. As discussed further in Note 18, it is unlikely that the Company will be able to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke, spinoff Celle Corp. or otherwise obtain the benefits of the Duke License Agreement. Nor can there be any assurances the Company will open the Cryo-Cell Institute for Cellular Therapies. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies. See “Note 18” and "Risk Factors" for additional information regarding Duke.

In addition to the above lawsuit, from time to time, the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock is quoted on the NYSE American LLC under the symbol “CCEL”. The last price of our common stock as reported on the NYSE American on February 20, 2026 was $3.36 per share. As of November 30, 2025, the Company had 134 shareholders of record, and management believes there are approximately 1,200 additional beneficial holders of the Company’s common stock.

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

Unregistered Sale of Equity Securities and Use of Proceeds

None.

Stock Repurchases in the Fourth Quarter

There were no purchases of the Company's common stock during the three months ended November 30, 2025.

The following table sets forth as of November 30, 2025, the Company’s equity compensation plans approved by shareholders. At such date the Company had no equity compensation plans that had not been approved by shareholders.

Equity Compensation plans approved by stockholders	Number of securities to be issued upon exercise of outstanding options, warrants, rights and issued restricted shares	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Cryo-Cell International, Inc. 2006 Stock Incentive Plan	7,500	$3.10	—
Cryo-Cell International, Inc. 2012 Stock Incentive Plan	188,578	$8.09	—
Cryo-Cell International, Inc. 2022 Stock Incentive Plan	833,900	$8.99	611,100
Total	1,029,978	$8.78	611,100

ITEM 6. RESERVED.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company for the two years ended November 30, 2025, should be read in conjunction with the consolidated financial statements and related notes as well as other information contained in this Annual Report on Form 10-K. This Form 10-K press releases and certain information provided periodically in writing or orally by the Company's officers or its agents may contain statements which constitute "forward‑looking statements". The terms "Cryo-Cell International, Inc.," "Cryo-Cell," "Company," "we," "our" and "us" refer to Cryo-Cell International, Inc. The words "expect," "anticipate," "believe," "goal," "strategy," "plan," "intend," "estimate" and similar expressions and variations thereof, if used, are intended to specifically identify forward‑looking statements. Those statements appear in a number of places in this Form 10-K and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

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
the success of the Company's initiative with a new facility and expand the Company's cryopreservation and cold storage business by introducing a new service, ExtraVault,
bb.
the expense, timing and uncertain results of clinical trials related to the Duke Agreement,
cc.
the Company's ability to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke or otherwise obtaining the benefits of the Duke License Agreement,
dd.
the outcome of the Company's Arbitration Demand against Duke, and
ee.
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

Overview

The Company currently stores over 250,000 cord blood and cord tissue specimens for the exclusive benefit of newborn babies and possibly other members of their families. Founded in 1989, the Company was the world’s first private cord blood bank to separate and store stem cells in 1992. The Company’s U.S.-based business operations, including the processing and storage of specimens, are handled from its headquarters facility in Oldsmar, Florida.

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

As discussed further in Note 18, on February 23, 2021, the Company entered into a Patent and Technology License Agreement (the “Duke License Agreement”) with Duke University (“Duke”). The Duke License Agreement grants the Company certain rights to proprietary processes and regulatory data related to cord blood and cord tissue developed at Duke. Through the Duke License Agreement, the Company had anticipated, either directly or through its wholly-owned subsidiary, Celle Corp., exploring, testing, and administering treatments to patients for which there are limited U.S. Food and Drug Administration (“FDA”) approved therapies, including cerebral palsy and autism. These treatments were expected to utilize the unique immunomodulatory and potential regenerative properties derived from cord blood and cord tissue. Through the Duke License Agreement, the Company intended to develop three business units, namely: (1) its cord blood bank and other storage services (its historical business); (2) cord blood and cord tissue infusion clinic services initially under the FDA’s Expanded Access Program and in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain biologics license application (“BLA”) approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) were approved by the FDA. Additionally, to support such business expansion, the Company had anticipated opening and launching the Cryo-Cell Institute for Cellular Therapies, which it initially hoped to open as early as the fourth quarter of fiscal 2021, but no later than the first quarter of fiscal 2022 (and more recently reported as anticipated to open during the fourth quarter of fiscal 2024). As discussed further in Notes 12 and 18, the Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. As of the date hereof, it is unlikely that the Company will be able to expand its business into business units (2) and (3) above through the Duke License Agreement.

Until the Duke dispute is resolved, the Company does not anticipate making further investments in activities related to the Duke License Agreement. The opening of the Cryo-Cell Institute for Cellular Therapies is also on pause and the Company can make no assurances as to when or if it will be opened. Additionally, the proposed spinoff of Celle Corp. is also on hold and may not take place depending on the final outcome of the Duke dispute. See, “Risk Factors” and Notes 12 and 18 for additional information regarding Duke.

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

Results of Operations

Revenue. For the fiscal year ended November 30, 2025, the Company had revenue of $31,566,321 compared to $31,986,106 for the fiscal year ended November 30, 2024, a decrease of 1% as a result of the reasons discussed below.

Processing and Storage Fees. For the fiscal year ended November 30, 2025, processing and storage fees were $31,382,704 compared to $31,551,550 for the fiscal year ended November 30, 2024. Processing and storage fee revenue is attributable to a 3% increase in recurring annual storage fee revenue offset by a 12% decrease in the number of new domestic cord blood specimens processed in fiscal year 2025 to fiscal year 2024.

Product Revenue. For the twelve months ended November 30, 2025, revenue from the product sales was $54,104 compared to $67,884 for the twelve months ended November 30, 2024.

Public Cord Blood Banking Revenue. For the twelve months ended November 30, 2025, revenue from the public cord blood banking sales was $129,513 compared to $366,672 for the twelve months ended November 30, 2024.

Cost of Sales. For the fiscal year ended November 30, 2025, cost of sales was $7,376,648 as compared to $7,947,752 for the fiscal year ended November 30, 2024, representing a 7% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $133,975 for the year ended November 30, 2025 compared to $118,859 for the 2024 period. Also, included in Cost of Sales is $23,280 and $45,082 related to the costs associated with production of the PrepaCyte CB processing and storage system for the twelve months ended November 30, 2025 and November 30, 2024, respectively. Also included in Cost of Sales is $714,182 and $1,012,788 related to public cord blood banking for the twelve months ended November 30, 2025 and November 30, 2024, respectively. The decrease in cost of sales for the twelve months ended November 30, 2025 versus November 30, 2024 is due to the decrease in the number of new domestic cord blood specimens processed during the twelve months ended November 30, 2025 versus November 30, 2024.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the fiscal year ended November 30, 2025 were $18,220,708 as compared to $18,524,012 for the fiscal year ended November 30, 2024 representing an 2% decrease. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the fiscal year ended November 30, 2025, were $376,263 as compared to $1,242,536 in 2024.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the fiscal year ended November 30, 2025 was $751,474 compared to $483,522 for fiscal 2024. The increase is due to the Company's building in Durham, NC being placed into service during the second quarter of fiscal 2024.

Impairment of Public Inventory. The impairment of public inventory for the twelve months ended November 30, 2025 was $4,358,834 compared to $0 for the 2024 period. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $4,358,834 and $0 was recognized during the fourth quarter of November 30, 2025 and November 30, 2024, respectively, to reduce inventory from cost to net realizable value.

Impairment of investment – Tianhe stock. The impairment of investment – Tianhe stock for the twelve months ended November 30, 2025 was $0 compared to $308,000 for the same period in 2024. In accordance with the Asset Purchase Agreement between Cryo-Cell and Cord:Use dated June 11, 2018, Cryo-Cell acquired Cord:Use’s shares of common stock of Tianhe Stem Cell Biotechnologies, Inc., an Illinois corporation, engaged in medical and life science research that involves the use of stem cells derived from umbilical cord blood units in clinical trials for humans. The Tianhe stock investment value is based on fair value. Due to the lack of activity and lack of any profits, the Company believes that the investment is fully impaired.

Interest Expense. Interest expense during the fiscal year ended November 30, 2025 was $2,066,256 compared to $1,864,684 in fiscal 2024, of which $927,605 and $532,188, respectively, related to the credit and subordination agreements with Texas Capital Bank, National Association and Susser Bank as described in Note 4. Interest Expense is also comprised of $1,129,545 and $1,326,766 as of the twelve months ended November 30, 2025 and November 30, 2024, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected. During fiscal 2024, the Company capitalized $409,307 of interest related to the construction of the Company's facility in North Carolina.

Gain on Interest Rate Swap. Gain on the change in the fair value of a derivative for the fiscal year ended November 30, 2025 was $0 versus $105,887 for the fiscal year ended November 30, 2024. The fair value is based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

Income Taxes. U.S. income tax expense for the twelve months ended November 30, 2025 was $92,232 compared to $2,402,026 for the twelve months ended November 30, 2024. $1,314,454 of the income tax expense for the twelve months ended November 30, 2024, is attributable to the impact of the state of Florida revenue apportionment methodology change. The change decreased the value of the Company's deferred tax asset by $1,314,454 resulting in an increase of income tax expense on the accompanying consolidated statement of operations as of November 30, 2024.

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

There was approximately $4,595,000 and $2,717,000 of U.S. income taxes paid for fiscal years ended November 30, 2025 and November 30, 2024, respectively.

Liquidity and Capital Resources

On July 18, 2022, Cryo-Cell International, Inc. (the “Company”) entered into a Credit Agreement (the “Credit Agreement”) with Susser Bank, a Texas state bank (“Susser”), as administrative agent on behalf of itself and the other lenders (collectively, the “Lenders”). The Credit Agreement was amended on July 29, 2022, and provided for (i) an unsecured revolving credit facility in an aggregate principal amount of up to $10,000,000 (the “RCF”), and (ii) a term loan facility in an original principal amount of $8,960,000 (the “Term Loan,” and together with the RCF, the “Loans”).

In connection with the RCF, the Company executed a Revolving Credit Note in favor of Susser in the stated principal amount of $10,000,000 (the “RCF Note”). In connection with the Term Loan, the Company executed a Term Note in favor of Susser in the stated principal amount of $8,960,000 (the “Term Note,” and together with the RCF Note, the “Notes”).

The Loans bear interest, at the Company’s option, at either (a) a base rate equal to the highest of (i) the U.S. Prime Rate as published by The Wall Street Journal, (ii) the federal funds rate plus 0.50%, or (iii) the Monthly SOFR rate plus 1.00% (in each case, subject to a floor of 5.50%), plus 4.25%, or (b) the Monthly SOFR rate plus 3.25% (subject to a floor of 4.50%).

The RCF originally matured on July 18, 2025 and was extended by Susser on July 15, 2025 to October 18, 2025. The Term Note originally matures on July 18, 2032.

On October 18, 2025, the Company and Susser entered into a Fifth Amendment to the Credit Agreement (the “Amendment”). Pursuant to the Amendment, the Company’s wholly owned subsidiary, Celle Corp., became a guarantor under the Credit Agreement and executed a Security Agreement for the benefit of the Lenders. The Amendment extended the maturity date of the RCF Note to October 18, 2027 and extended the maturity date of the Term Note to July 29, 2032. In addition, the revolving credit commitment was reduced from $10,000,000 to $8,000,000. Pursuant to the Amendment, the Applicable Margin was revised as follows: (i) Term Loans bearing interest at the Base Rate are subject to a margin of 4.25% per annum; (ii) Revolving Credit Loans bearing interest at the Base Rate are subject to a margin of 3.75% per annum; (iii) Term Loans bearing interest at the Monthly SOFR rate are subject to a margin of 3.25% per annum; and (iv) Revolving Credit Loans bearing interest at the Monthly SOFR rate are subject to a margin of 2.75% per annum. In addition, a commitment fee of 0.25% per annum applies to the revolving credit commitments.

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

At November 30, 2025, the Company had cash and cash equivalents of $319,031 as compared to $560,960 at November 30, 2024. The decrease in cash and cash equivalents during the twelve months ended November 30, 2025 was primarily attributable to the following:

•
Net cash provided by operating activities in fiscal 2025 was $5,478,606 which was attributable to the Company’s operating activities.

•
Net cash provided by operating activities in fiscal 2024 was $6,010,910 which was attributable to the Company’s operating activities.
•
Net cash used in investing activities in fiscal 2025 was $975,332 which was primarily attributable to $230,475 used to purchase equipment and $3,647,764 used to purchase marketable securities, which was offset by the sale of marketable securities in the amount of $2,787,907 and $115,000 from the sale of equipment.
•
Net cash used in investing activities in fiscal 2024 was $4,876,899 which was primarily attributable to $2,403,708 used to purchase equipment, $1,200,000 used as part of the Patent and Technology License Agreement with Duke (See Note 18), and $2,891,423 for the purchase of marketable securities, which was offset by the sale of marketable securities in the amount of $1,516,359.
•
Net cash used in financing activities in fiscal 2025 was $4,745,203 which was primarily attributable to the payments of $10,167,575 to partially repay the Susser Bank note payable and revolving line of credit described above, $169,502 used to repurchase the Company's common stock, and $3,231,227 used to pay cash dividends of $0.15 and $0.25 per share of common stock to the Company's shareholders of record on May 21, 2025 and February 14, 2025, respectively. The dividends were paid on May 30, 2025 and February 28, 2025, respectively. These payments were partially offset by the proceeds received from the line of credit with Susser Bank described above in the amount of $8,800,000 and proceeds of $23,101 from the exercise of stock options.
•
Net cash used in financing activities in fiscal 2024 was $979,118 which was primarily attributable to the payments of $136,382 to partially repay the Susser Bank notes payable described above, $1,423,871 used to repurchase the Company's common stock, and $2,922,728 to repay the RCF which was partially offset by the receipt of $5,220,000 received per a RCF from Susser Bank described above.

The Company has a revolving line of credit, described above. The balance as of November 30, 2025 is $2,300,000 and is reflected on the accompanying balance sheet.

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

As a result of the Company’s Arbitration Demand against Duke, the Company currently is unable to predict its funding needs for activities related to the Duke License Agreement. Until the Duke dispute is resolved, the Company does not anticipate making further investments in activities related to the Duke License Agreement. As discussed further in Note 18, the Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. The opening of the Cryo-Cell Institute for Cellular Therapies is also on pause and the Company can make no assurances as to when or if it will be opened. Additionally, the proposed spinoff of Celle Corp. is also on hold and may not take place depending on the final outcome of the Duke dispute. See “Risk Factors” and Note 18 for additional information regarding Duke.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operation, together with external sources of capital will be sufficient to fund its known cash needs for at least the next 12 months. However, cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood and cord tissue cellular storage services and managing discretionary expenses. Additionally, depending in part on the outcome of the Duke Arbitration Demand, the Company may require capital to pay for the startup expenses relating to its planned infusion clinic, to finance clinical trials related to the Duke License Agreement, to develop biopharmaceutical manufacturing capabilities and for capital expenditures for software enhancements and purchases of equipment and obligations under the Duke License Agreement. While we previously anticipated that over $50 million would be needed over the next 5 years to fund its activities related to the Duke License Agreement, as result of the Company’s Arbitration Demand against Duke, as discussed further in Note 18 the Company currently is unable to predict its funding needs for those activities. Until the Duke dispute is resolved, the Company does not anticipate making further investments in activities related to the Duke License Agreement. However, if required to continue to invest in the Duke License Agreement, the Company anticipates funding the related capital expenditures with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 4), potential additional debt financing and potential equity sales. There can be no assurances that the Company will be able to obtain such additional debt or equity financing on favorable terms or at all. If expected increases in revenues are not realized, or if expenses are higher than anticipated, or if the Company is unable to obtain additional financing, the Company will be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. Any reductions in expenditures, if necessary, may have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The Company records a valuation allowance when it is “more likely than not” that all future income tax benefits will be realized. When the Company changes its determination as to the amount of deferred income tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to income tax expense in the period in which such determination is made. The ultimate realization of the Company’s deferred income tax assets depends upon generating sufficient taxable income prior to the expiration of the tax attributes. In assessing the need for a valuation allowance, the Company projects future levels of taxable income. This assessment requires significant judgment. The Company examines the evidence related to the recent history of losses, the economic conditions in which the Company operates and forecasts and projections to make that determination.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the twelve months ended November 30, 2025 and November 30, 2024.

Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from Cord:Use over the estimated fair value of the net tangible and identifiable assets acquired. The annual assessment of the reporting unit is performed as of September 1st, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. The Company first performs a qualitative assessment to test goodwill for impairment and concludes if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment concludes that it is not more likely than not that the fair value is less than the carrying value, the goodwill impairment test is not required. If the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the goodwill impairment test is required. The impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill.

If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value.

Stock Compensation

As of November 30, 2025, the Company has three stock-based employee compensation plans, which are described in Note 10 to the consolidated financial statements.

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

Inventories

As part of the Asset Purchase Agreement, the Company has an agreement with Duke University (“Duke”) for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of November 30, 2025, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 2). Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $4,358,834 and $0 was recognized during the fourth quarter of 2025 and 2024, respectively, to reduce inventory from cost to net realizable value.

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

7000 Central Parkway NE 404.420.5691 Suite 1000 wipfli.com Atlanta, GA 30328

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cryo-Cell International, Inc.

Oldsmar, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cryo-Cell International, Inc. and subsidiaries (the “Company”), as of November 30, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

"Wipfli" is the brand name under which Wipfli LLP and Wipfli Advisory LLC and its respective subsidiary entities provide professional services. Wipfli LLP and Wipfli

Advisory LLC (and its respective subsidiary entities) practice in an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable law, regulations, and professional standards. Wipfli LLP is a licensed independent CPA firm that provides attest services to its clients, and Wipfli Advisory LLC provides tax and business consulting services to its clients. Wipfli Advisory LLC and its subsidiary entities are not licensed CPA firms.

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

Estimate of Public Inventory Valuation

As described in Notes 1 and 2 to the financial statements, the Company’s inventory of finished goods related to public inventory totaled $803,274.

Inventories are recorded at the lower of cost or net realizable value. Management periodically evaluates the carrying value of public inventories in relation to the forecasts of demand and sales trends. When sales trends indicate cost capitalized into public inventories will not be recoverable, an impairment is recorded for excess inventories. Changes in assumptions of demand could have a significant impact on the amount of impairment recorded. An impairment charge of $4,358,834 was made during the year.

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

Atlanta, Georgia

February 27, 2026

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$319,031	$560,960
Marketable securities	2,977,013	2,935,183
Accounts receivable (net of allowance for
doubtful accounts of $4,306,410 and $4,266,405, respectively)	6,846,180	7,309,094
Prepaid expenses	573,218	637,055
Inventory, current portion	408,794	657,703
Other current assets	633,985	454,598
Total current assets	11,758,221	12,554,593
Property and Equipment-net	21,034,372	21,894,263
Other Assets
Intangible assets, net	863,074	921,254
Inventory, net of current portion	776,000	4,942,115
Goodwill	1,941,411	1,941,411
Deferred tax assets	23,620,711	20,802,023
Operating lease right-of-use asset	819,626	806,339
Deposits and other assets, net	915,099	815,635
Total other assets	28,935,921	30,228,777
Total assets	$61,728,514	$64,677,633
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,870,771	$1,882,274
Accrued expenses	4,278,027	5,809,872
Note payable	183,650	170,488
Line of credit	2,300,000	3,520,000
Current portion of operating lease liability	430,221	428,334
Deferred revenue	9,730,318	9,788,574
Total current liabilities	19,792,987	21,599,542

Other Liabilities
Deferred revenue, net of current portion	50,974,678	46,556,990
Note payable, net of current portion and debt issuance costs	8,170,130	8,310,045
Operating lease long-term liability	474,628	505,053
Long-term liability - revenue sharing agreements	875,000	875,000
Other liabilities	47,020	47,020
Total other liabilities	60,541,456	56,294,108
Total liabilities	80,334,443	77,893,650

Commitments and contingencies (Note 12)	—	—

Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,877,119 issued and 8,055,150 outstanding as of November 30, 2025 and 14,869,619 issued and 8,082,159 outstanding as of November 30, 2024)	148,771	148,696
Additional paid-in capital	44,708,596	44,268,469
Treasury stock, at cost	(25,025,058)	(24,855,556)
Accumulated deficit	(38,438,238)	(32,777,626)
Total stockholders' deficit	(18,605,929)	(13,216,017)
Total liabilities and stockholders' deficit	$61,728,514	$64,677,633

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	November 30,	November 30,
	2025	2024
Revenue:
Processing and storage fees	$31,382,704	$31,551,550
Public banking revenue	129,513	366,672
Product revenue	54,104	67,884
Total revenue	31,566,321	31,986,106
Costs and Expenses:
Cost of sales	7,376,648	7,947,752
Selling, general and administrative expenses	18,220,708	18,524,012
Impairment of investment - Tianhe stock	—	308,000
Impairment of public inventory	4,358,834	—
Research, development and related engineering	376,263	1,242,536
Depreciation and amortization	751,474	483,522
Total costs and expenses	31,083,927	28,505,822
Operating Income	482,394	3,480,284
Other Income (Expense):
(Losses) gains on marketable securities	(806,267)	1,076,051
Gain on interest rate swap	—	105,887
Other income	52,976	6,583
Interest expense	(2,066,256)	(1,864,684)
Total other (expense) income	(2,819,547)	(676,163)
(Loss) income before income tax expense	(2,337,153)	2,804,121
Income tax expense	(92,232)	(2,402,026)
Net (loss) income	$(2,429,385)	$402,095
Net (loss) income per common share - basic	$(0.30)	$0.05
Weighted average common shares outstanding - basic	8,068,777	8,130,676
Net (loss) income per common share - diluted	$(0.30)	$0.05
Weighted average common shares outstanding - diluted	8,068,777	8,212,510

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	November 30,	November 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(2,429,385)	$402,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	985,242	693,847
Impairment of public inventory	4,358,834	—
Impairment of investment - Tianhe stock	—	308,000
Loss on sale of property and equipment	48,304	—
Losses (gains) on marketable securities	806,267	(1,076,051)
Unrealized gain on interest rate swap contract	—	(105,887)
Compensatory element of stock options	417,101	781,128
Provision for doubtful accounts	868,795	1,266,905
Deferred income tax benefit	(2,818,688)	(309,274)
Amortization of debt issuance costs	20,822	21,237
Amortization of operating lease right-of-use asset	382,876	327,750
Changes in assets and liabilities:
Accounts receivable	(405,881)	(1,999,759)
Prepaid expenses	63,837	(21,648)
Inventory	56,190	429,178
Other current assets	(179,387)	(64,648)
Deposits and other assets, net	(99,464)	(69,142)
Accounts payable	1,000,257	(423,720)
Accrued expenses	(1,531,845)	639,063
Operating lease liability	(424,701)	(245,169)
Other liabilities	—	2,794
Deferred revenue	4,359,432	5,454,211
Net cash from operating activities	5,478,606	6,010,910
Cash flows from investing activities:
Purchases of property and equipment	(230,475)	(2,403,708)
Sale of property and equipment	115,000	—
Payment of Duke license agreement	—	(1,200,000)
Proceeds from liquidation of marketable securities	—	101,873
Purchases of marketable securities	(3,647,764)	(2,891,423)
Sale of marketable securities	2,787,907	1,516,359
Net cash used in investing activities	(975,332)	(4,876,899)
Cash flows used in financing activities:
Treasury stock purchases	(169,502)	(1,423,871)
Repayments of note payable	(147,575)	(136,382)
Repayment of line of credit	(10,020,000)	(2,922,728)
Proceeds from the exercise of stock options	23,101	76,402
Proceeds from line of credit	8,800,000	5,220,000
Dividends paid	(3,231,227)	(2,020,539)
Proceeds from Swap termination	—	228,000
Net cash used in financing activities	(4,745,203)	(979,118)

(Decrease) increase in cash and cash equivalents	(241,929)	154,893
Cash and cash equivalents - beginning of period	560,960	406,067

Cash and cash equivalents - end of period	$319,031	$560,960

Supplemental non-cash operating activities:
Lease liability arising from right-of-use asset	$396,163	$100,932
Supplemental investing activities:
Construction costs payable	$—	$(880,348)
Supplemental cash flow information:
Cash paid during the year for:
Interest	$2,029,012	$1,976,808
Income taxes	$4,594,638	$2,716,993

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	For the Twelve Months Ended November 30, 2025 and November 30, 2024
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2023	14,849,246	$148,492	$43,411,143	$(23,431,685)	$(31,159,182)	$(11,031,232)
Exercise of stock options	20,373	204	76,198			76,402
Compensatory element of stock options			781,128			781,128
Treasury stock				(1,423,871)		(1,423,871)
Dividends declared ($0.25 per share)					(2,020,539)	(2,020,539)
Net income					402,095	402,095
Balance at November 30, 2024	14,869,619	$148,696	$44,268,469	$(24,855,556)	$(32,777,626)	$(13,216,017)
Exercise of stock options	7,500	75	23,026			23,101
Compensatory element of stock options			417,101			417,101
Treasury stock				(169,502)		(169,502)
Dividends declared ($0.40 per share)					(3,231,227)	(3,231,227)
Net loss					(2,429,385)	(2,429,385)
Balance at November 30, 2025	14,877,119	$148,771	$44,708,596	$(25,025,058)	$(38,438,238)	$(18,605,929)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2025 and 2024

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

The accompanying consolidated financial statements as of November 30, 2025 and November 30, 2024 and for the years then ended includes the accounts of the Company and all of its subsidiaries, which are inactive. All intercompany balances have been eliminated upon consolidation.

Concentration of Risks

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalent accounts in financial institutions, which often exceed the Federal Deposit Insurance Corporation (FDIC) limit. The Company places its cash with high quality financial institutions and believes it is not exposed to any significant credit risk. From time to time, the Company invests excess cash in certificates of deposit, U.S. government and agency securities, corporate bonds, mutual funds, and publicly traded equity securities, which may be held through brokerage accounts protected by the Securities Investor Protection Corporation (SIPC). While SIPC coverage protects against certain losses in the event of broker-dealer failure, it does not protect against declines in market value.

As the Company has increased its allocation to marketable equity securities and other market-based investments, it has become more exposed to market risk, including fluctuations in interest rates, credit spreads, and equity market prices. These investments are subject to volatility and may result in realized or unrealized gains and losses in future periods. The Company regularly monitors its investment portfolio for impairment and other-than-temporary declines in fair value and adjusts its investment strategy as management deems appropriate based on market conditions, liquidity needs, and its overall risk management objectives.

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

During fiscal 2025 and 2024, there were no concentration of risks.

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

As of November 30, 2025, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $60,704,996, which will be recognized ratably on a straight-line basis over the contractual period of which $9,730,318 will be recognized over the next twelve months.

Variable consideration

In December 2005, the Company began providing its customers that enrolled after December 2005 with a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Effective June 1, 2017, the Company increased the payment warranty to $100,000 to all new clients who choose the premium processing method, PrepaCyte CB. The product warranty is available to clients who enroll under this structure for as long as the specimen is stored with the Company. In the processing and storage agreements, the Company provides limited rights which are offered to customers automatically upon contract execution. The Company has determined that the payment warranty represents variable consideration payable to the customer.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the twelve months ended November 30, 2025 and November 30, 2024, the Company recorded $33,301 and $45,375, respectively, in commission payments to customers under the RAF program as a reduction to revenue. For the twelve months ended November 30, 2025 and November 30, 2024, the Company capitalized additional contract acquisition costs of $124,099 and $118,498, respectively, net of amortization expenses.

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

Disaggregation of Revenue

The revenue as reflected in the statements of operations is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	November 30, 2025	November 30, 2024
Contract assets (sales commissions)	$855,142	$775,147
Accounts receivable	$6,846,180	$7,309,094
Short-term contract liabilities (deferred revenue)	$9,730,318	$9,788,574
Long-term contract liabilities (deferred revenue)	$50,974,678	$46,556,990

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the twelve months ended November 30, 2025 and November 30, 2024.

The following table presents changes in the Company’s contract assets and liabilities during the twelve months ended November 30, 2025:

	Balance at December 1, 2024	Additions	Deductions	Balance at November 30, 2025
Contract assets (sales commissions)	$775,147	$124,099	$(44,104)	$855,142
Accounts receivable	$7,309,094	$40,464,367	$(40,927,281)	$6,846,180
Contract liabilities (deferred revenue)	$56,345,564	$31,593,132	$(27,233,700)	$60,704,996

The following table presents changes in the Company’s contract assets and liabilities during the twelve months ended November 30, 2024:

	Balance at December 1, 2023	Additions	Deductions	Balance at November 30, 2024
Contract assets (sales commissions)	$695,695	$118,498	$(39,046)	$775,147
Accounts receivable	$6,576,240	$42,735,527	$(42,002,673)	$7,309,094
Contract liabilities (deferred revenue)	$50,891,353	$21,665,729	$(16,211,518)	$56,345,564

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

Inventory

As part of the Cord:Use Purchase Agreement, the Company has an agreement with Duke University (“Duke”) for Duke to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of November 30, 2025, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 2).

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

Goodwill

Goodwill represents the excess of the purchase price of the assets acquired from Cord:Use over the estimated fair value of the net tangible, intangible and identifiable assets acquired. The annual assessment of the reporting unit is performed as of September 1st, and an assessment is performed at other times if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value. The Company first performs a qualitative assessment to test goodwill for impairment and concludes if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the qualitative assessment concludes that it is not more likely than not that the fair value is less than the carrying value, the goodwill impairment test is not required. If the qualitative assessment concludes that it is more likely than not that the fair value of the reporting unit is less than the carrying value, then the goodwill impairment test is required. The impairment assessment compares the fair value of the reporting unit to its carrying value and if the fair value exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss would be recorded by the amount the carrying value exceeds the implied fair value.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For fiscal 2025 and 2024 the Company had no uncertain tax provisions and therefore no material provisions for interest or penalties related to uncertain tax positions.

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

Advertising

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Total advertising expense for the fiscal years ended November 30, 2025 and 2024 was approximately $1,087,570 and $1,067,392, respectively.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2025 and November 30, 2024, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at November 30, 2025 Using
Description	November 30, 2025	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,977,013	$2,977,013	$—	$—
Total	$2,977,013	$2,977,013	$—	$—

	Fair Value at	Fair Value Measurements at November 30, 2024 Using
Description	November 30, 2024	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,935,183	$2,935,183	$—	$—
Total	$2,935,183	$2,935,183	$—	$—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was $806,267 and $1,076,051 in losses and gains, respectively, recorded in other income and expense on the accompanying consolidated statements of operations for the twelve months ended November 30, 2025 and 2024.

Product Warranty and Cryo-Cell CaresTM Program

In December 2005, the Company began providing its customers that enrolled after December 2005 with a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Effective June 1, 2017, the Company increased the payment warranty to $100,000 to all new clients who choose the premium processing method, PrepaCyte CB. The product warranty is available to clients who enroll under this structure for as long as the specimen is stored with the Company. The Company has not experienced any claims under the warranty program, nor has it incurred costs related to these warranties.

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at November 30, 2025 and November 30, 2024. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

(Loss) Income per Common Share

Basic (loss) income per common share was computed by dividing net (loss) income by the weighted average number of common shares outstanding for the fiscal year ended or as of the date indicated. Diluted (loss) income per common share includes the effect of all dilutive stock options. The composition of basic and diluted net (loss) income per share is as follows:

	Twelve Months Ended
	November 30, 2025	November 30, 2024
Numerator:
Net income	$(2,429,385)	$402,095
Denominator:
Weighted-average shares outstanding-basic	8,068,777	8,130,676
Dilutive common shares issuable upon exercise of stock options	—	81,834
Weighted-average shares-diluted	8,068,777	8,212,510
Income per share:
Basic	$(0.30)	$0.05
Diluted	$(0.30)	$0.05

For the year ended November 30, 2025, the Company incurred a net loss and, accordingly, all outstanding stock options totaling 1,029,978 shares were excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive.

For the year ended November 30, 2024, the Company excluded the effect of 639,745 outstanding stock options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Stock Compensation

As of November 30, 2025, the Company has three stock-based employee compensation plans, which are described in Note 10 to the consolidated financial statements: the 2006 Plan, 2012 Plan and the 2022 Plan. The 2006 and 2012 Plans will remain in effect as long as any awards under the Plans are outstanding; however, no further awards may be granted under either plan. The 2022 Plan became effective April 8, 2022 as approved by the Board of Directors and approved by the stockholders at the 2022 Annual Meeting. The Company recognized approximately $417,000 and $781,000 for the fiscal years ended November 30, 2025 and November 30, 2024, respectively, of stock compensation expense.

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

Recently Issued Accounting Pronouncements

In July 2023, the FASB issued ASU 2023-07, Enhanced Segment Reporting. This update amends the segment reporting requirements under Accounting Standards Codification (ASC) 280, "Segment Reporting." The guidance mandates more detailed disclosures regarding segment expenses, including labor costs and other significant operating expenses. The guidance was effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2023-07 for the fiscal year beginning December 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, as the amendments relate only to enhanced disclosure requirements. The Company has included the additional required segment disclosures in the accompanying notes to the consolidated financial statements.

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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses, which enhances the disclosure requirements for income statement expenses by requiring additional disaggregation of certain expense categories in the notes to the financial statements. In January 2025, the FASB issued ASU No. 2025-01, which clarified the effective dates related to this guidance. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures. The Company does not expect the adoption of this ASU to have a material impact on its financial position or results of operations, but it may result in expanded disclosures within the notes to the consolidated financial statements.

NOTE 2 – INVENTORY

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials. Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service. Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale. The Company considers inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $4,358,834 was recognized during the fourth quarter of fiscal

2025 to reduce inventory to net realizable value and is included in the accompanying consolidated statements of operations. There was no impairment in fiscal 2024.

The components of inventory at November 30, 2025 and November 30, 2024 are as follows:

	As of November 30, 2025	As of November 30, 2024
Raw materials	$—	$—
Work-in-process	229,698	207,291
Work-in-process – Public Bank	—	—
Finished goods	131,777	71,566
Finished goods – Public Bank	803,274	5,279,866
Collection kits	27,763	48,813
Inventory reserve	(7,718)	(7,718)
Total inventory	$1,184,794	$5,599,818

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

Intangible assets were as follows as of November 30, 2025 and 2024:

	Useful lives	November 30, 2025	November 30, 2024
Patents	10-20 years	$697,744	$697,744
Less: Intangible asset impairment		(377,810)	(377,810)
Less: Accumulated amortization		(183,682)	(172,058)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(285,818)	(272,055)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(11,093)	(10,300)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(240,000)	(208,000)
Net Intangible Assets		$863,074	$921,254

Expected amortization related to these intangible assets for each of the next five fiscal years and for periods thereafter is as follows:

Fiscal years ending November 30:
2026	$44,549
2027	$44,549
2028	$44,549
2029	$44,366
2030	$43,782
Thereafter	$641,279
Total	$863,074

Amortization expense of intangibles was approximately $58,000 and $68,000 for the twelve months ended November 30, 2025 and November 30, 2024, respectively.

NOTE 4 – NOTE PAYABLE

On July 18, 2022, Cryo-Cell International, Inc. (the “Company”) entered into a Credit Agreement (the “Credit Agreement”) with Susser Bank, a Texas state bank (“Susser”), as administrative agent on behalf of itself and the other lenders (collectively, the “Lenders”). The Credit Agreement provides for (i) an unsecured revolving line of credit with an aggregate commitment of up to $10,000,000 (the “RCF”) and (ii) a term loan facility in an original principal amount of $8,960,000 (the “Term Loan,” and together with the RCF, the “Loans”). In connection with the Credit Agreement, the Company executed a Revolving Credit Note in favor of Susser in the principal amount of $10,000,000 (the “RCF Note”) and a Term Note in favor of Susser in the principal amount of $8,960,000 (the “Term Note,” and together with the RCF Note, the “Notes”).

The Loans bear interest, at the Company’s option, at either (a) a base rate equal to the highest of (i) the U.S. Prime Rate as published by The Wall Street Journal, (ii) the federal funds rate plus 0.50%, or (iii) the Monthly SOFR rate plus 1.00%, subject in each case to a floor of 5.50%, plus an applicable margin, or (b) the Monthly SOFR rate plus an applicable margin, subject to a floor of 4.50%. Prior to the Fifth Amendment (defined below), the applicable margins were 4.25% for Base Rate loans and 3.25% for Monthly SOFR loans. The Company is also required to pay a commitment fee on the unused portion of the RCF.

The RCF originally matured on July 18, 2025, and the Term Note was scheduled to mature on July 18, 2032. On July 15, 2025, Susser extended the RCF maturity date to October 18, 2025.

On October 18, 2025, the Company and Susser entered into a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”). Pursuant to the Fifth Amendment, (i) the RCF maturity date was extended to October 18, 2027, (ii) the Term Note maturity date was extended to July 29, 2032, (iii) the revolving credit commitment was reduced to $8,000,000, and (iv) the applicable margins were revised as follows: 4.25% for Base Rate term loans, 3.75% for Base Rate revolving loans, 3.25% for Monthly SOFR term loans, and 2.75% for Monthly SOFR revolving loans. The commitment fee was revised to 0.25% per annum. In addition, the Company’s wholly owned subsidiary, Celle Corp., became a guarantor under the Credit Agreement and entered into a Security Agreement for the benefit of the Lenders.

As of November 30, 2025 and November 30, 2024, the Company incurred interest expense of $912,660 and $918,496, respectively, which is reflected in interest expense on the accompanying consolidated statements of operations. The interest rates in effect as of November 30, 2025 and for the RCF and the Term Note were 6.58% and 7.21%, respectively. The interest rates in effect as of November 30, 2024 for the RCF and the Term Note were 7.77% and 7.86%, respectively.

The average outstanding balance under the RCF during the years ended November 30, 2025 and November 30, 2024 was $3,360,822 and $2,496,171, respectively. The outstanding RCF balance as of November 30, 2025 and November 30, 2024 was $2,300,000 and $3,520,000, respectively, and is reflected on the accompanying consolidated balance sheets.

The Company incurred debt issuance costs related to the Term Loan of $196,501, which are recorded as a direct reduction of the carrying amount of the Term Note and amortized over the life of the loan. During the years ended November 30, 2025 and November 30, 2024, $20,822 and $21,237, respectively, of these costs were amortized and included in interest expense.

On March 27, 2023, the Company entered into an interest rate swap agreement with Susser to manage its exposure to interest rate risk associated with the variable-rate Term Note. The swap had a notional amount equal to the outstanding balance of the Term Loan and effectively fixed the interest rate at 6.96%, with Susser paying Monthly SOFR plus 3.25% and the Company paying a fixed rate. The swap became effective on March 27, 2023, with a scheduled maturity of July 29, 2032. On April 15, 2024, the Company terminated the interest rate swap agreement and received proceeds of $228,000.

The Credit Agreement contains customary affirmative and negative covenants, including requirements that the Company maintain (i) a leverage ratio of no more than 3.50 to 1.00 and (ii) a debt service coverage ratio of not less than 1.25 to 1.00, each determined as of the last day of each fiscal quarter for the four-fiscal-quarter period then ended.

As of November 30, 2025, and November 30, 2024, the note payable obligation was as follows:

	November 30, 2025	November 30, 2024
Note payable - Susser	$8,481,125	$8,628,700
Unamortized debt issuance costs - Susser	(127,345)	(148,167)
Net note payable	$8,353,780	$8,480,533
Current portion of note payable	$183,650	$170,488
Long-term note payable, net of debt issuance costs	8,170,130	8,310,045
Total	$8,353,780	$8,480,533

Future principal payments under the note payable obligation are as follows:

Years ending November 30:	Amount
2026	$183,650
2027	201,985
2028	213,753
2029	227,438
2030	242,012
Thereafter	7,412,287
Less: Unamortized debt issuance costs	(127,345)
Total	$8,353,780

Interest expense on the note payable for the years ended November 30, 2025 and November 30, 2024 was as follows:

	November 30, 2025	November 30, 2025
Interest expense on notes payable - Susser	$906,783	$521,619
Debt issuance costs - Susser	20,822	10,569
Total interest expense	$927,605	$532,188

During fiscal 2025 and 2024, the Company recorded gross interest expense of $927,605 and $941,495, respectively. The Company capitalized $0 and $409,307, respectively, of interest expense related to the construction of the Company's new facility in North Carolina for fiscal 2025 and 2024.

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

The Company’s chief operating decision maker (“CODM”) is its co-CEOs, who review financial information for the purposes of making operating decisions, assessing financial performance and allocating resources.

The CODM uses net income as reported on the consolidated statements of operations to assess segment performance and determine how to allocate resources. Total assets as presented on the consolidated balance sheets is used to measure segment assets. The CODM reviews significant expense categories that materially align with those presented in the consolidated statements of operations.

The following table shows, by segment: net revenue, cost of sales, operating profit, depreciation and amortization, interest expense, and assets for the years ended November 30, 2025 and November 30, 2024:

	For the years ended November 30,
	2025	2024
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$31,382,704	$31,551,550
PrepaCyte CB	54,104	67,884
Public cord blood banking	129,513	366,672
Total net revenue	$31,566,321	$31,986,106
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$6,639,186	$6,889,882
PrepaCyte CB	23,280	45,082
Public cord blood banking	714,182	1,012,788
Total cost of sales	$7,376,648	$7,947,752
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$5,411,691	$4,131,796
PrepaCyte CB	14,206	(4,976)
Public cord blood banking	(4,943,503)	(646,536)
Total operating profit	$482,394	$3,480,284
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$734,856	$455,324
PrepaCyte CB	16,618	27,778
Public cord blood banking	—	420
Total depreciation and amortization	$751,474	$483,522
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$2,066,256	$1,864,684
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$2,066,256	$1,864,684

The following table shows the assets by segment as of November 30, 2025 and November 30, 2024:

	As of	As of
	November 30, 2025	November 30, 2024
Assets:
Umbilical cord blood and cord tissue stem cell service	$60,788,322	$59,259,451
PrepaCyte CB	135,379	138,169
Public cord blood banking	804,813	5,280,013
Total assets	$61,728,514	$64,677,633

NOTE 6 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the allowance for doubtful accounts is as follows for the years ended November 30, 2025 and 2024:

December 1, 2023	$3,822,300
Bad debt expense	1,266,905
Write-offs	(1,170,499)
Recoveries	347,699
November 30, 2024	$4,266,405
Bad debt expense	868,795
Write-offs	(1,155,000)
Recoveries	326,210
November 30, 2025	$4,306,410

NOTE 7 - PROPERTY AND EQUIPMENT

The major classes of property and equipment are as follows:

	2025	2024
Land	$2,598,879	$2,598,879
Building and building improvements	$17,129,171	$17,129,171
Vehicle	172,697	172,697
Furniture and equipment	5,856,319	5,794,351
Leasehold improvements	1,227,094	1,227,094
Computer software – internal use	614,720	614,720
	27,598,880	27,536,912
Less: accumulated depreciation	(6,564,508)	(5,642,649)
Total property and equipment	$21,034,372	$21,894,263

Depreciation expense was approximately $927,000 in fiscal 2025 and approximately $626,000 in fiscal 2024, of which approximately $134,000 and $119,000 is included in cost of sales, respectively, and of which approximately $100,000 and $93,000 is included in research, development and related engineering, respectively, in the accompanying consolidated statements of operations.

During fiscal 2025 and 2024, the Company capitalized $0 and $409,307, respectively, of interest related to the construction of the Company's new facility in North Carolina.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are as follows:

	November 30,
	2025	2024
Professional fees	$219,951	$73,331
Payroll and payroll taxes (1)	2,059,859	2,121,061
Interest expense	1,389,384	1,382,068
General expenses	608,833	812,628
Federal and state taxes	—	1,420,784
	$4,278,027	$5,809,872

(1)
– Payroll and payroll taxes includes accrued vacation and wages due as of November 30, 2025 and November 30, 2024.

NOTE 9 - INCOME TAXES

The Company recorded the following income tax provision for the years ended November 30, 2025 and 2024.

	2025	2024
Current:
Federal	$2,131,000	$2,085,000
State	780,000	626,000
Subtotal	2,911,000	2,711,000
Deferred:
Federal	(2,257,000)	(1,190,000)
State	(562,000)	881,000
Subtotal	(2,819,000)	(309,000)
Income tax expense	$92,000	$2,402,000

As of November 30, 2025 and 2024, the tax effects of temporary differences that give rise to the deferred tax assets are as follows:

	2025	2024
Tax assets:
Deferred income (net of discounts)	$14,772,000	$12,954,000
Tax over book basis in unconsolidated affiliate	1,476,000	1,272,000
Accrued payroll	455,000	444,000
Reserves and other accruals	4,851,000	3,661,000
Stock compensation	503,000	452,000
Depreciation and amortization	3,077,000	3,348,000
Transaction costs	19,000	19,000
RSA buy-out	737,000	883,000
Lease liability	240,000	248,000
Unrealized loss on securities	(46,000)	(55,000)
Section 174 costs	466,000	505,000
Total Assets:	26,550,000	23,731,000
Tax Liabilities:
Other	(1,210,000)	(1,211,000)
Right-of-use asset	(217,000)	(214,000)
Total liabilities	(1,427,000)	(1,425,000)
Less: valuation allowance	(1,502,000)	(1,504,000)
Net deferred tax asset	$23,621,000	$20,802,000

A valuation allowance covering the deferred tax assets of the Company for November 30, 2025 and November 30, 2024 has been provided as the Company does not believe it is more likely than not that all of the future income tax benefits will be realized. The valuation allowance changed by approximately ($2,000) and ($12,000) during the years ended November 30, 2025 and 2024, respectively. The change for year ended November 30, 2025 and 2024 was primarily due to changes in state statutory rates.

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

A reconciliation of the income tax provision with the amount of tax computed by applying the federal statutory rate to pretax income follows:

	For the Years Ended November 30
	2025	%	2024	%
Tax at federal statutory rate	(490,803)	21.00	588,866	21.00
State income tax effect	(91,888)	3.93	239,410	8.53
Change in valuation allowance	(1,812)	0.08	(12,097)	(0.43)
Tax compensation differences	278,211	(11.90)	139,893	4.99
Permanent disallowances	46,254	(1.98)	48,811	1.74
Deferred repricing	28,008	(1.20)	1,314,454	46.88
Uncertain tax position	—	—	(4,213)	(0.15)
Deferred adjustments	324,262	(13.88)	86,902	3.10
Total income taxes	$92,232	(3.95)	$2,402,026	85.66

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the years ended November 30, 2025 and 2024, the Company had no material uncertain tax positions.

There was approximately $4,595,000 and $2,717,000 of U.S. income taxes paid for fiscal years ended November 30, 2025 and November 30, 2024, respectively.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. The table below summarizes the open tax years and ongoing tax examinations in major jurisdictions as of November 30, 2025:

Jurisdiction	Open Tax Years	Examinations in Process
United States – Federal Income Tax	2022 – 2024	N/A
United States – Various States	2021 - 2024	N/A

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock Issuances

During the year ended November 30, 2025, the Company issued 7,500 common shares to option holders who exercised options for $23,101. During the year ended November 30, 2024, the Company issued 20,373 common shares to option holders who exercised options for $76,402.

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of November 30, 2025, and November 30, 2024, there were 7,500 and 15,000 options issued, but not yet exercised, under the 2006 Plan, respectively. As of November 30, 2025, there were 0 shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July

10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of November 30, 2025, there were 188,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2024, there were 188,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2025, there were 0 shares available for future issuance under the 2012 Plan.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. The 2022 Plan reserves 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). As of November 30, 2025, there were 358,900 service-based options issued and 475,000 market-based restricted options granted. As of November 30, 2024, there were 290,300 service-based options issued and 475,000 market-based restricted options granted. As of November 30, 2025, there were 611,100 shares available for future issuance under the 2022 Plan.

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

There were 113,600 and 113,600 options granted during the twelve months ended November 30, 2025 and November 30, 2024, respectively.

Variables used to determine the fair value of the options granted for the years ended November 30, 2025 and November 30, 2024 are as follows:

	2025	2024
Weighted average values:
Expected dividends	6.50%	0%
Expected volatility	63.98%	60.54%
Risk free interest rate	4.36%	3.91%
Expected life	5.4 years	5.4 years

Stock option activity for options with only service-based vesting conditions for the year ended November 30, 2025 was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2024	493,878	$7.26	3.83	$997,943
Granted	113,600	7.56		—
Exercised	(7,500)	3.08		13,650
Expired/forfeited	(45,000)	13.48		—
Outstanding at November 30, 2025	554,978	$6.87	3.56	$9,000
Exercisable at November 30, 2025	426,831	$6.89	3.43	$9,000

The weighted average grant date fair value of options granted during the years ended November 30, 2025 and November 30, 2024 was $2.48 and $3.22, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either November 30, 2025 or November 30, 2024, as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

Significant option groups outstanding and exercisable at November 30, 2025 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$3.01 to $4.00	7,500	0.51	$3.10	7,500	$3.10
$4.01 to $5.00	124,200	3.26	$4.70	99,065	$4.74
$5.01 to $6.00	38,600	4.68	$5.86	29,264	$5.86
$6.01 to $7.00	86,933	3.55	$6.47	61,928	$6.48
$7.01 to $8.00	177,645	3.49	$7.52	158,977	$7.54
$8.01 to $9.00	75,000	4.15	$8.09	24,997	$8.09
$9.01 to $10.00	29,000	2.27	$9.37	29,000	$9.37
$12.01 to $13.00	16,100	4.93	$12.54	16,100	$12.54
	554,978	3.56	$6.87	426,831	$6.89

A summary of the status of the Company’s non-vested options as of November 30, 2025, and changes during the fiscal year then ended, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2024	131,960	$3.03
Granted	113,600	2.48
Vested	(117,413)	2.96
Forfeited	—	—
Non-vested at November 30, 2025	128,147	$2.60

As of November 30, 2025, there was approximately $236,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan, 2012 Plan and 2022 Plan. The cost is expected to be recognized over a weighted-average period of 1.10 years as of November 30, 2025. The total fair value of options vested during the fiscal year ended November 30, 2025 was approximately $348,000.

Performance and market-based vesting condition options

On April 8, 2022, the Company granted 400,000 market-based vesting condition options to David Portnoy, Mark Portnoy, and Oleg Mikulinsky in the amounts of 280,000, 100,000, and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $12.27 and the calculated fair value of the options is $2.79. These stock options vest immediately when the price of the Company's stock reaches $25.00 per share during the seven-year option term. The grant of these options was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. As of November 30, 2025 and November 30, 2024, the Company recognized approximately $80,000 and $392,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of operations. As of November 30, 2025, there was approximately $0 of unrecognized compensation cost to be recognized.

On December 23, 2022, the Company entered into new two-year employment agreements (the "Agreements"), effective December 1, 2022, with David Portnoy and Mark Portnoy. Under the Agreements, the one-year term is automatically extended for an additional one-year period unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. Per the Agreements, David Portnoy and Mark Portnoy were awarded a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company's common stock, exercisable only if the Company's stock has a closing price at least once during the life of the option above $8.00. These options are considered to be market-based vesting condition options and accounting principles do not require the market condition to be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $4.30 and the calculated fair value of the options is $1.76. These stock options vest immediately when the price of the Company's stock reaches $8.00 per share during the five-year option term. The price of the Company's stock reached above $8.00 on March 26, 2024. As a result, the stock options vested immediately and the remaining compensation cost was recognized. As of November 30, 2025 and November 30, 2024, the Company recognized approximately $0 and $52,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of operations. As of November 30, 2025, there was $0 of unrecognized compensation cost to be recognized.

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

Leases

The Company entered into a ten-year lease in April 2004 for its 17,600-square foot cGMP/cGTP compliant corporate headquarters in Oldsmar, Florida. This facility contains the Company’s executive offices, its conference and training center, its laboratory processing and cryogenic storage facility and its scientific offices. In July 2018, the Company extended the main lease through December 31, 2021 for the 17,600 square foot space. On January 11, 2021, the Company extended the main lease through December 31, 2024 for the 17,600 square foot space. On May 2, 2023, the Company extended this lease through December 31, 2026. On July 8, 2025, the Company extended this lease through December 31, 2027.

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

Rent charged to operations was $456,204 and $442,874 for the fiscal years ended November 30, 2025 and 2024, respectively, and is included in cost of sales and selling, general and administrative expenses in the consolidated statements of operations.

The future minimum rental payments under the current operating lease are as follows:

Fiscal Year Ending November 30,	Rent
2026	$485,656
2027	$457,513
2028	$38,175

Legal Proceedings

On January 6, 2023, a complaint styled Lindsey Lehr v. Cryo-Cell International, Inc., Case No. 50-2023-CA-000091, was filed in the Circuit Court for Palm Beach County, Florida, naming the Company as defendant and asserting claims on behalf of a putative class of individuals who entered agreements with the Company for umbilical cord blood storage services since May 2018. The complaint alleged that the Company’s advertising does not accurately represent the value and efficacy of its services and asserted claims (and sought unspecified damages) under Florida law. On March 14, 2023, the Company removed the case to the United States District Court for the Southern District of Florida (Case No. 9:23-cv-80405-AMC), and on March 21, 2023, moved to compel arbitration and stay the case. On October 10, 2023, the Court granted the Company’s motion to compel arbitration and stayed the case. On October 27, 2023, the plaintiff filed a demand for arbitration and statement of claims with the American Arbitration Association, and on January 18, 2024, the plaintiff filed an amended statement of claims dropping her class action allegations against the Company. On March 19, 2024, the Company filed an answering statement and counterclaim in response to the plaintiff’s claims. On September 5, 2025, the plaintiff and the Company filed stipulations to dismissal of the American Arbitration Association proceeding, the United States District Court proceeding, and their respective claims with prejudice. The resolution of this matter did not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies.

On October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke University with the American Arbitration Association alleging that Duke fraudulently induced the Company to enter its Patent and Technology License Agreement with Duke and that Duke breached the agreement on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of the Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025, for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. The Company believes Duke’s counterclaims are without merit and intends to contest them vigorously. A final hearing on the Company’s claims and Duke’s counterclaims is scheduled for April 2026. The Company believes that the resolution of the Duke counterclaims should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted (inclusive of the claims the Company asserts against Duke and the counterclaims Duke asserts against the Company), which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. As discussed further in Note 18, it is unlikely that the Company will be able to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke, spinoff Celle Corp. or otherwise obtain the benefits of the Duke License Agreement. Nor can there be any assurances the Company will open the Cryo-Cell Institute for Cellular Therapies. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies. See “Note 18” and "Risk Factors" for additional information regarding Duke.

In addition to the above lawsuit, from time to time, the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business.

NOTE 13 - RETIREMENT PLAN

The Company maintains a 401(k)-retirement plan (the “401(k) Plan”), which allows eligible employees to defer up to 15% of their eligible compensation. In fiscal 2008, the Company implemented an employer match up to certain limits. In fiscal 2010, the Company implemented a Safe Harbor provision with matching contributions up to certain limits. For the years ended November 30, 2025 and November 30, 2024, the Company made matching contributions of approximately $203,000 and $227,000, respectively, to the 401(k) Plan.

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

The Company made total payments to all RSA holders of $1,116,352 and $1,058,311 for the fiscal years ended November 30, 2025 and November 30, 2024 respectively, exclusive of termination and repurchase payments.

The Company recorded an RSA accrual of $1,358,059 and $1,344,866 as of November 30, 2025 and November 30, 2024, respectively, related to interest owed to the RSA holders, which is included in accrued expenses. The Company also recorded interest expense of $1,129,545 and $1,326,766 for the fiscal years ended November 30, 2025 and 2024, respectively, which is reflected in interest expense on the accompanying consolidated statements of operations.

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

Through the twelve months ended November 30, 2025, the Company had repurchased an aggregate of 6,821,969 shares of the Company’s common stock at an average price of $3.67 per share through open market and privately negotiated transactions. The Company purchased 34,509 and 224,999 shares of the Company’s common stock during the twelve months ended November 30, 2025 and November 30, 2024, respectively, at an average price of $4.91 per share and $6.33 per share, respectively.

The repurchased shares are held as treasury stock at cost and have been removed from common shares outstanding as of November 30, 2025 and November 30, 2024. As of November 30, 2025, and November 30, 2024, 6,821,969 and 6,787,460 shares, respectively, were held as treasury stock.

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

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of November 30, 2025 and November 30, 2024:

	November 30, 2025	November 30, 2024
Assets
Operating lease right-of-use asset	$819,626	$806,339
Liabilities
Current portion of operating lease liabilities	$430,221	$428,334
Operating lease long-term liabilities	474,628	505,053
Total lease liability	$904,849	$933,387

The maturity of the Company’s lease liabilities at November 30, 2025 were as follows:

Future Operating
Fiscal Year Ending November 30,	Lease Payments
2026	483,136
2027	457,513
2028	38,175
Less: Imputed interest	(73,975)
Present value of lease liabilities	$904,849

The remaining lease term and discount rates are as follows:

	November 30, 2025	November 30, 2024
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	2.03	2.08
Discount rate (percentage)
Operating lease	7.5%	8.3%

Supplemental cash flow information related to leases is as follows:

	Twelve months ended
	November 30, 2025	November 30, 2024
Operating cash outflows from operating leases	$504,751	$355,140

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

Until the Duke dispute is resolved, the Company does not anticipate making further in activities related to the Duke License Agreement. The opening of the Cryo-Cell Institute for Cellular Therapies is on pause. The Company can make no assurances as to when or if it will be opened. Also, the proposed spinoff of Celle Corp. is on hold and may not take place depending on the final outcome of the Duke dispute. See “Risk Factors.”

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation under the criteria set forth in the 1992 Internal Control—Integrated Framework of the effectiveness of our internal control over financial reporting as of November 30, 2025. The Company’s principal executive officers and principal financial officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting during the quarter ended November 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Co-CEOs and CFO, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

David I. Portnoy, age 63, Chairman and Co-Chief Executive Officer. Mr. Portnoy has served as Chairman of the Board and Co-Chief Executive Officer of the Company since August 2011. Since 2002, Mr. Portnoy has served as Chairman of the Board of Directors of Partner-Community, Inc., which provides software and hardware integration solutions to telecommunication companies and which was awarded the Verizon 2010 Supplier Recognition Award for Outstanding Performance. Mr. Portnoy provided the initial venture capital to Waves Audio Ltd, a leading audio technology company. Mr. Portnoy graduated Magna Cum Laude in 1984 from The Wharton School of Finance at the University of Pennsylvania where he earned a Bachelor of Science Degree in Economics with a joint major in finance and accounting. David I. Portnoy is the brother of Mark L. Portnoy, Co-Chief Executive Officer of the Company. We believe that Mr. Portnoy’s knowledge of the Company having served as its Co-Chief Executive Officer assists the Board with its oversight of the strategic plan of the Company. Additionally, we believe that Mr. Portnoy’s financial and business experiences provide the Board with general business acumen.

Mark L. Portnoy, age 62, Co-Chief Executive Officer. Mr. Portnoy served as a director from August 2011 through September 2020 and has served as Co-Chief Executive Officer since August 2011. Additionally, since 2002 and 2007, Mr. Portnoy has served on the boards of directors of Partner-Community, Inc. and uTIPu Inc., a private Internet-based business, respectively. Mr. Portnoy has been engaged in managing his personal investments since April 1997. From January 1995 to April 1997, Mr. Portnoy was employed at Strome, Susskind Investments as its Chief Fixed Income Trader. From March 1986 until November 1991, Mr. Portnoy was employed at Donaldson, Lufkin & Jenrette Securities Corp. as a Fixed Income Arbitrage Trader, with a trading portfolio ranging in size from $1 billion to $7 billion. In addition to the finance experience, Mr. Portnoy’s experience includes negotiating contracts for National Basketball Association (NBA) players totaling approximately $30 million. Mr. Portnoy graduated Phi Beta Kappa from the University of North Carolina at Chapel Hill with a degree in Economics in December 1985. Mark L. Portnoy is the brother of David I. Portnoy, Chairman of the Board and Co-Chief Executive Officer of the Company.

Harold D. Berger, age 62, has served as a director since August 2011. Mr. Berger is a certified public accountant and has served in that capacity at the accounting firm he established in 2005. Prior to opening his own accounting practice in 2005, Mr. Berger was an equity partner with Habif, Arogeti & Wynne, LLP, an accounting firm based in Atlanta, Georgia. Over the past 25 years, Mr. Berger also has served on boards for a variety of charitable organizations. Mr. Berger currently serves as Treasurer and Executive Committee Member of the Holly Lane Foundation (f/k/a The Gatchell Home, Inc.), as Director and Finance committee member of the Jewish Educational Loan Fund, Inc., and as Director and financial adviser to The Atlanta Group Home Foundation, Inc. Mr. Berger graduated in December 1987 from the University of Texas at Austin with a master’s degree in Professional Accounting. Mr. Berger is a member of the American Institute of Certified Public Accountants (AICPA) and the Georgia Society of Certified Public Accountants (GSCPA). We believe that Mr. Berger’s years of experience as an auditor and accountant, including expertise in financial accounting, provides the Board and the Audit Committee of the Board with valuable financial and accounting experience.

Daniel Mizrahi, age 51, has served as a director since September 2021. Since 2012, Mr. Mizrahi has served as CEO of Power Tech, S.A. an overseas company serving over 3,000 retail clients in the Central America region. From 2008-2012, Mr. Mizrahi was the Director of Purchasing for Cohesa, S.A. – Toolcraft, one of the largest tool companies in Mexico with a purchase budget of approximately $60 million per year. From 2003-2008, Mr. Mizrahi served as Property Manager for Maayan, LLC, which represented a group of foreign investors in the acquisition and management of real estate properties in Florida with over 500 residential units. Over the last 10 years, Mr. Mizrahi has, at times, provided consulting services to Cryo-Cell relating to its Central and South American affiliates and also with regard to the international outsourcing of medical products and marketing materials. We believe that Mr. Mizrahi’s experience provides the Board with general business acumen and an increased ability to effectively oversee and assess management’s execution of the Company’s strategic business plan.

Biographical information regarding the Company’s executive officers who are not board of directors of the Company is set forth below:

Jill Taymans, age 56, is the Company’s Vice President, Finance and Chief Financial Officer. Ms. Taymans joined the Company in April 1997 serving initially as Controller and was appointed Chief Financial Officer in May 1998. Ms. Taymans graduated from the University of Maryland in 1991 with a BS in Accounting. She has worked in the accounting industry for over 30 years in both the public and private sectors. Prior to joining the Company, she served for three years as Controller for a telecommunications company.

Oleg Mikulinsky, age 53, is the Company’s Chief Information Officer. Mr. Mikulinsky has served as Cryo-Cell’s Chief Information Officer since March 2012. Mr. Mikulinsky is a software technologist and serial entrepreneur. He has been a founding member of several software enterprises and most recently served as Chief Technology Officer of Partner-Community, Inc and Chief Technology Officer at uTIPu Inc. from 2007 to 2009. Before that, Mr. Mikulinsky served as the Director of Enterprise Architecture at WebLayers, Inc. where he defined enterprise architecture best practices for companies like AT&T, Defense Information’s Systems Agency (DISA), as well as for many major banking institutions. He contributed to the development of International systems interoperability standards at OASIS-OPEN.ORG and WS-I.ORG. Prior to starting his professional career as a software engineer in United States, Mr. Mikulinsky studied radio electronics at the Bauman Moscow State Technical University (BMSTU), Russia.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who are the beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and beneficial owners of more than 10% of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we received with respect to transactions during the fiscal year ended November 30, 2025, we believe that all such forms were filed on a timely basis.

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

Insider Trading Policy

The Company has adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the New York Stock Exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes the total compensation paid or earned during the fiscal years ended November 30, 2025 and November 30, 2024 by (i) the Company’s Co-Chief Executive Officers and (ii) the two other most highly compensated individuals that served as executive officers of the Company as of 2025 whose total compensation received from the Company during such fiscal year (other than non-qualified deferred compensation earnings, if any) exceeded $100,000 (collectively, the “named executives”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option and Restricted Common Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
David Portnoy	2025	$741,116	$750,000	$206,577			$1,697,693
Co-Chief Executive Officer	2024	$721,632	$750,000	$412,721	$—	$—	$1,884,353
Mark Portnoy	2025	$571,718	$450,000	$63,909	$—	$—	$1,085,627
Co-Chief Executive Officer	2024	$556,687	$450,000	$205,026	$—	$—	$1,211,713
Jill M. Taymans	2025	$280,000	$20,000	$22,995	$—	$—	$322,995
Vice President Finance, Chief Financial Officer	2024	$280,000	$20,000	$22,931	$—	$—	$322,931
Oleg Mikulinsky	2025	$329,889	$63,000	$32,498	$—	$—	$425,387
Chief Information Officer	2024	$329,889	$63,000	$38,061	$—	$—	$430,950

(1)
Represents the dollar amount recognized for financial reporting purposes in fiscal 2025 and 2024. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 10, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.
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

At the end of fiscal 2025, pursuant to the Co-CEOs Employment Agreements, the Compensation Committee evaluated the Co-CEOs and the Company's performance for consideration of a subjective cash and /or equity bonus. David Portnoy and Mark Portnoy received $750,000 and $450,000, respectively, and 50,000 and 25,000 stock options, respectively. One-third of each grant vested upon grant, one-third vested on January 7, 2027 and one-third will vest on January 7, 2028. On January 7, 2026, David Portnoy and Mark Portnoy also received 150,000 and 50,000 stock options, respectively. The options are divided into three equal tranches, each subject to both time-based vesting and stock-price performance conditions. One tranche vests after the first anniversary of the grant date and upon the Company's common stock achieving an average closing price of at least $6 per share over 20 consecutive trading days. One tranche vests after the second anniversary and upon achieving an average closing price of at least $8 per share over 20 consecutive trading days. One tranche vests after the third anniversary and upon achieving an average closing price of at least $10 per share over 20 consecutive trading days, in each case subject to the reporting person's continued service to the Company. At the end of fiscal 2024, pursuant to the Co-CEOs Employment Agreements, the Compensation Committee evaluated the Co-CEOs and the Company's performance for consideration of a subjective cash and /or equity bonus. David Portnoy and Mark Portnoy received $750,000 and $450,000, respectively, and 50,000 and 25,000 stock options. One-third of each grant vested upon grant, one-third vested on January 21, 2026 and one-third will vest on January 21, 2027.

At the end of fiscal 2025 and 2024, pursuant to Company's Chief Information Officer's Employment Agreement, the Compensation Committee evaluated the Chief Information Officers and the Company's performance for consideration of a subjective cash bonus of an amount not to exceed 25% of his annual salary. The Chief Information Officer received a cash bonus of $63,000 and $63,000 for fiscal 2025 and fiscal 2024, respectively. In addition in fiscal 2025 and fiscal 2024, the Chief Information Officer was granted 10,000 and 10,000 stock options, respectively. For the options issued for fiscal 2025, one-third of each grant vested upon grant, one-third vested on January 7, 2027 and one-third will vest on January 7, 2028. For the options issued for fiscal 2024, one-third of each grant vested upon grant, one-third vested on January 21, 2026 and one-third will vest on January 21, 2027. On January 7, 2026, the Chief Information Officer also received 20,000 stock options. The options are divided into three equal tranches, each subject to both time-based vesting and stock-price performance conditions. One tranche vests after the first anniversary of the grant date and upon the Company's common stock achieving an average closing price of at least $6 per share over 20 consecutive trading days. One tranche vests after the second anniversary and upon achieving an average closing price of at least $8 per share over 20 consecutive trading days. One tranche vests after the third anniversary and upon achieving an average closing price of at least $10 per share over 20 consecutive trading days, in each case subject to the reporting person's continued service to the Company.

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

Stock options are granted to our executive officers and key personnel in order to maintain competitive pay packages and to align management’s long-term interests with those of our stockholders. The compensation committee approves stock option grants to our executives and key personnel. Awards vest and options become exercisable based upon criteria established by the Compensation Committee. During fiscal year 2025 and 2024, 28,000 and 28,000 stock options, respectively, were awarded to executive officers and key personnel in addition to the stock options mentioned above.

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

The agreements provided for an annual base salary of $700,000 for David Portnoy and $540,000 for Mark Portnoy. David Portnoy and Mark Portnoy's current base salary is $800,000 and $587,000 , respectively. Also as an incentive for Executive to enter into this Employment Agreement, the Committee awarded David Portnoy and Mark Portnoy a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company’s common stock, exercisable only if the Company’s stock has a closing price at least once during the life of the option above $8.00. In addition to base salary, the agreements also provide for reimbursement for all business expenses, including reasonable commuting expenses for David Portnoy between his home in Miami, Florida to the Company’s headquarters in Tampa, Florida, including lodging and rental car expenses for when he is working in the Company’s offices in Tampa. David Portnoy’s principal place of employment is at the Company’s offices in Miami, Florida, but he is required to travel to the Company’s headquarters as necessary to fulfill his responsibilities. The Company paid reasonable legal and financial consulting fees and costs incurred in negotiating the employment agreements with the Co-CEOs and has agreed to pay legal fees related to any dispute or question of interpretation regarding the agreements. The executives will also participate in the employee benefit plans that the Company generally makes available to Company employees from time to time, including retirement and health plans.

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

Taymans Employment Agreement. On November 1, 2005, the Company entered into a one-year employment agreement with Jill M. Taymans, the Company’s Chief Financial Officer and Vice President (the “Taymans Employment Agreement”). Under the Taymans Employment Agreement, the one-year term is automatically extended for an additional one-year period unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. The Taymans Employment Agreement was amended in July 2008 to provide that the then-current term would expire on November 30, 2008. The ending date of the current term of the Taymans Employment Agreement is November 30, 2026. The Executive’s current base salary is $287,560.

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

Pursuant to the new two-year agreement, the Executive’s base salary is $300,000 (the “Base Salary”). In addition to base salary, for the fiscal years ending November 30, 2025 and November 30, 2024, the Executive’s and Company’s performance will be evaluated for consideration of a subjective cash bonus of an amount not to exceed 25% of the Executive’s base salary. The Executive’s current base salary is $338,976.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options held by the named executive officers at November 30, 2025:

Name		Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
David Portnoy	August 30, 2019 (1)	26,243	$7.53	August 30, 2029
	December 20, 2019 (1)	23,636	$7.28	December 20, 2029
	April 8, 2022 (4)	280,000	$13.50	December 22, 2028
	December 23, 2022 (7)	50,000	$4.30	December 23, 2027
	January 3, 2023 (8)	50,000	$4.77	January 3, 2028
	December 22, 2023 (1)	50,000	$6.47	December 22, 2028
	January 21, 2025 (1)	50,000	$8.08	January 21, 2030
Mark Portnoy	August 30, 2019 (1)	22,222	$7.53	August 30, 2029
	December 20, 2019 (1)	20,000	$7.28	December 20, 2029
	April 8, 2022 (4)	100,000	$12.27	December 22, 2028
	December 23, 2022 (7)	25,000	$4.30	December 23, 2027
	January 3, 2023 (9)	25,000	$4.77	January 3, 2028
	December 22, 2023 (1)	25,000	$6.47	December 22, 2028
	January 21, 2025 (1)	25,000	$8.08	January 21, 2030
Jill Taymans	June 2, 2016 (1)	7,500	$3.10	June 3, 2026
	September 23, 2020 (2)	7,000	$8.00	September 23, 2027
	January 13, 2023 (6)	20,000	$4.62	January 13, 2028
	December 22, 2023 (1)	10,000	$5.88	December 22, 2028
	January 21, 2025 (1)	10,000	$7.35	January 21, 2030
Oleg Mikulinsky	May 21, 2018	8,000	$7.49	May 21, 2028
	September 4, 2019 (1)	4,444	$7.13	September 4, 2029
	February 27, 2020 (1)	1,333	$6.55	February 27, 2030
	September 23, 2020 (5)	10,000	$8.00	September 23, 2027
	April 8, 2022 (4)	20,000	$12.27	December 22, 2028
	January 3, 2023 (6)	10,000	$4.34	January 3, 2028
	December 22, 2023 (1)	10,000	$5.88	December 22, 2028
	January 21, 2025 (1)	10,000	$7.35	January 21, 2030

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

The table below summarizes the compensation paid by the Company to its non-employee directors for the fiscal year ended November 30, 2025:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Harold Berger	$40,000	$19,395	$59,395
Daniel Mizrahi	$40,000	$19,395	$59,395

(1)
Represents the dollar amount recognized for financial reporting purposes in fiscal 2025 with respect to stock options. The fair value was estimated using the Black-Scholes option-pricing model. The amount reported has been adjusted to eliminate service-based forfeiture assumptions used for financial reporting purposes. See Note 10, Stockholders’ Equity, to our consolidated financial statements for a discussion of our accounting for stock options and the assumptions used.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 27, 2026 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee of the Company, (iii) each executive officer of the Company, and (iv) all current directors and executive officers of the Company as a group. Except as otherwise indicated below, each of the stockholders named in the table has sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class (1)
Five Percent Shareholders:
Adam Fleishman Trustee of the Adam Fleishman Trust dated April 13, 2001 (3)	509,000	6.32%
Duke University (4)	409,734	5.08%
Current directors, nominees and executive officers:
David Portnoy (5)	1,951,367	23.50%
Mark Portnoy (6)	1,077,990	13.15%
Harold Berger (7)	99,409	1.23%
Daniel Mizrahi (8)	54,042	*
Jill Taymans (9)	99,896	*
Oleg Mikulinsky (10)	146,126	1.80%
All current directors and executive officers as a group (6 persons) (11)	3,428,830	39.68%

* Less than 1%.

(1)
Pursuant to applicable SEC rules, the percentage of voting stock for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholders as February 27, 2026 by (ii) the sum of (a) 8,055,150 which is the number of shares of common stock outstanding as February 27, 2026 plus (b) the number of shares issuable upon exercise of options (which are shares that are not voting until exercised) held by such stockholder which were exercisable as of February 27, 2026 or will become exercisable within 60 days of that date. Unless otherwise indicated, the address of each director and executive officer in the table is 700 Brooker Creek Boulevard, Suite 1800, Oldsmar, Florida 34677.
(2)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of Common Stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from February 27, 2026. As used herein, “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose or direct the disposition of shares. The shares set forth above for directors and executive officers include all shares held directly, as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting and investment power.
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

(5)
Includes 164,182 shares of Common Stock held directly through a 401(k) plan account, 268,878 shares of Common Stock held directly through IRA accounts of David Portnoy, 847,629 shares he owns individually,

161,833 shares of Common Stock held by Partner-Community, Inc., as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board and Secretary, 57,306 shares of Common Stock held by uTIPu, as to which David Portnoy may be deemed the beneficial owner as Chairman of the Board, 59,027 shares of Common Stock held by Mayim Investment Limited Partnership, as to which David Portnoy may be deemed the beneficial owner as the managing member and owner of Mayim Management, LLC, which is the general partner of Mayim Management Limited Partnership, which is the general partner of Mayim Investment Limited Partnership; 107,403 shares of Common Stock held by spouse, 12,214 shares held by David Portnoy as custodian for his minor son; 11,804 shares held by David Portnoy as custodian for his minor son; and 11,212 shares held by David Portnoy as custodian for his minor son. Includes 249,879 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 27, 2026.
(6)
Includes 42,266 shares of Common Stock held directly through a 401(k)-plan account, 821,973 shares that he owns individually and 71,529 shares of common stock held by Capital Asset Fund #1 Limited Partnership, as to which Mark Portnoy may be deemed beneficial owner as its general partner. Also, includes 142,222 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 27, 2026.
(7)
Includes 41,508 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 27, 2026.
(8)
Includes 23,408 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 27, 2026.
(9)
Includes 54,500 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 27, 2026.
(10)
Includes 41,777 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 27, 2026.
(11)
Includes 553,295 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 27, 2026.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Wipfli LLP ("Wipfli") for the audit of the Company’s financial statements for the fiscal year ended November 30, 2025 and November 30, 2024, audit related services rendered by Wipfli for the fiscal year ended November 30, 2025 and November 30, 2024, tax services rendered by Wipfli for fiscal year ended November 30, 2025 and November 30, 2024.

	2025	2024
Audit Fees	$302,636	$285,387
Audit Related Fees	—	6,000
Tax Fees	78,878	70,000
Other	—	—
Total	$381,514	$361,387

Audit Fees

Audit fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for the audit of the Company’s annual financial statements set forth in the Company’s Annual Report on Form 10-K for the fiscal years ended November 30, 2025 and November 30, 2024 as well as assistance with and review of documents filed with the SEC.

Audit Related Fees

Audit related fees consisted of fees billed for professional services rendered by our principal accountants during the fiscal years ended November 30, 2025 and November 30, 2024 related primarily to the Company's registration statement.

Tax Fees

Tax fees consisted of the aggregate fees billed by our principal accountants for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended November 30, 2025 and November 30, 2024.

Other Fees

The Company did not incur other fees by our principal accountants for the fiscal years ended November 30, 2025 and November 30, 2024.

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

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.

Description

3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
4.1	Description of Securities
10.6 (3)	Secondary Storage Agreement with Safti-Cell, Inc. dated October 1, 2001
10.7 (3)	Addendum Agreement dated November 2001 to Secondary Storage Agreement with Safti-Cell, Inc.
10.9 (4)	Lease Agreement dated April 15, 2004 between Brooker Creek North, LLP and the Company
10.10 (5)	Employment Agreement with Mercedes Walton, dated August 15, 2005
10.11 (6)	Employment Agreement with Jill M. Taymans dated November 1, 2005.
10.12 (6)	Forms of Stock Option Agreements under 2000 Stock Incentive Plan.
10.13 (7)	First Lease Amendment by and between the Company and Brooker Creek North I, LLP, dated June 7, 2006.
10.14 (8)	2006 Stock Incentive Plan
10.15 (9)	Employment Agreement dated April 1, 2007 between the Company and Julie Allickson
10.16 (10)	Agreement dated June 4, 2007 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust and Matthew G. Roszak
10.17 (11)	Agreement dated January 24, 2008 by and among the Company and Andrew J. Filipowski, the Andrew J. Filipowski Revocable Trust, Matthew G. Roszak and SilkRoad Equity LLC
10.18 (11)	Agreement dated January 24, 2008 by and among the Company and Ki Yong Choi and the UAD 7/21/01 FBO Choi Family Living Trust
10.20 (12)	Amendment dated July 16, 2007, amending Employment Agreement with Mercedes Walton, dated August 15, 2005
10.21 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Mercedes Walton, dated August 15, 2005
10.22 (13)	Amendment dated July 18, 2008, amending Employment Agreement with Jill M. Taymans, dated November 1, 2005
10.23 (14)	2000 Stock Incentive Plan
10.24 (14)	Amendment to 2000 Stock Incentive Plan dated April 6, 2004
10.25 (14)	Amendment to 2000 Stock Incentive Plan dated August 14, 2008
10.26 (12)	Stipulation and Order of Court of Chancery of the State of Delaware dated June 18, 2008
10.27 (15)	Employment Agreement with David Portnoy dated December 1, 2011
10.28 (15)	Employment Agreement with Mark Portnoy dated December 1, 2011
10.29 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with David Portnoy
10.30 (16)	Amendment dated, February 13, 2012, amending Employment Agreement with Mark Portnoy
10.31 (17)	Employment Agreement with Oleg Mikulinsky dated March 5, 2012
10.32 (18)	Amendment dated May 1, 2013, amending Employment Agreement with Oleg Mikulinsky dated March 5, 2012
10.33 (19)	Employment Agreement with David Portnoy dated December 1, 2013
10.34 (19)	Employment Agreement with Mark Portnoy dated December 1, 2013
10.35 (20)	Employment Agreement with Linda Kelley dated June 18, 2012
10.36 (20)	Amendment dated October 29, 2013, amending Employment Agreement with Linda Kelley dated June 18, 2012
10.37 (21)	Certificate of Designation of Series A Junior Participating Preferred Stock of Cryo-Cell International, Inc.
10.38 (22)	Asset Purchase Agreement by and between Cytomedical Design Group LLC and Cryo-Cell International, Inc. dated June 15, 2015
10.39 (21)	Rights Agreement dated December 5, 2014
10.40 (23)	Amendment No. 1 to Asset Purchase Agreement dated June 30, 2015
10.41 (24)	Third Lease Amendment by and between the Company and EJB Brooker Creek, LLC., dated January 12, 2016.
10.42 (25)	Amended and Restated Employment Agreement with David Portnoy dated December 1, 2015
10.43 (25)	Amended and Restated Employment Agreement with Mark Portnoy dated December 1, 2015
10.44 (26)	Amendment Agreement with Oleg Mikulinsky dated December 1, 2015.
10.45 (27)	Stock Purchase Agreement dated June 16, 2016.
10.46 (28)	2012 Equity Incentive Plan.

10.47 (29)	Amended and restated Employment Agreement with David Portnoy dated March 8, 2018.
10.48 (29)	Amended and restated Employment Agreement with Mark Portnoy dated March 8, 2018.
10.49 (30)	Amended Agreement with Oleg Mikulinsky effective December 1, 2017.
10.50 (31)	Second Amendment to Credit Agreement with Texas Capital Bank dated June 11, 2018.
10.51 (31)	Second Amended and Restated Promissory Note dated June 11, 2018
10.52 (32)	Retrospective Amendments to the 2000 Stock Incentive Plan
10.53 (32)	Retrospective Amendments to the 2006 Stock Incentive Plan
10.54 (32)	2012 Amended and Restated Equity Incentive Plan
10.55 (33)	Patent Option Agreement
10.56 (34)	2020 Employment Agreement for David Portnoy
10.57 (34)	2020 Employment Agreement for Mark Portnoy
10.58 (35)	2021 Employment Agreement for Oleg Mikulinsky
10.59 (36) 10.60 (37) 10.61 (38) 10.62 (38)	First Amendment to License Agreement 2022 Equity Incentive Plan Credit Agreement among Cryo-Cell International, Inc. and Susser Bank Amendment to the Credit Agreement with Susser Bank
10.63 (39)	2022 Employment Agreement for David Portnoy
10.64 (39)	2022 Employment Agreement for Mark Portnoy
10.65 (40)	Second Amendment to License Agreement
10.66 (41)	Third Amendment to Credit Agreement
10.67 (42)	Fourth Amendment to Credit Agreement
10.68 (43)	Seventh Lease Amendment
10.69	Fifth Amendment to Credit Agreement
14	Code of Business Conduct and Ethics
19.1	Insider Trading Policy
21	Subsidiaries
24	Power of Attorney (included on signature page)
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97 (41)	Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2002.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed for the quarter ended August 31, 2005.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.
(7)	Incorporated to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006.
(8)	Incorporated by reference to Annex B to the Definitive Proxy Statement filed June 1, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2007.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 25, 2008.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2008.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2008.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2012.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2012
(18)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 27, 2014.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2013.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2014.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 19, 2015
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 16, 2015
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended November 30, 2015
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 19, 2016.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2016.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 24, 2016.
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

(33)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 11, 2020.
(34)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 30, 2021.
(35)	Incorporated by reference to the Company's Current Report on Form 8-K filed on August 4, 2021.
(36)	Incorporated by reference to the Company's Current Report on Form 10-K for the year ended November 30, 2021.
(37)	Incorporated by reference to the Company's Current Report on Form 10-Q for the quarter ended February 28, 2022.
(38)	Incorporated by reference to the Company's Current Report on Form 10-Q for the quarter ended August 31, 2022.
(39)	Incorporated by reference to the Company's Current Report on Form 8-K filed December 29, 2022.
(40)	Incorporated by reference to the Company's Current Report on Form 10-K filed February 28, 2023.
(41)	Incorporated by reference to the Company's Current Report on Form 10K filed February 28, 2024.
(42)	Incorporated by reference to the Company's Current Report on Form 10Q filed July 15, 2025.
(43)	Incorporated by reference to the Company's Current Report on Form 10Q filed October15, 2025.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYO-CELL INTERNATIONAL, INC.

By:	/s/ David Portnoy
David Portnoy, Co-Chief Executive Officer

Dated: February 27, 2026

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

SIGNATURE	TITLE	DATE

/s/ David Portnoy	Chairman of the Board and
David Portnoy	Co-Chief Executive Officer
	(principal executive officer)	February 27, 2026

/s/ Mark Portnoy	Co-Chief Executive Officer	February 27, 2026
Mark Portnoy

/s/ Jill Taymans	Chief Financial Officer
Jill Taymans	(principal financial and accounting officer)	February 27, 2026

/s/ Harold Berger	Director	February 27, 2026
Harold Berger

/s/ Daniel Mizrahi	Director	February 27, 2026
Daniel Mizrahi