Form 10-Q
period 2026-02-28
CRYO CELL INTERNATIONAL INC
filed 2026-04-14
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended February 28, 2026

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 14, 2026, 8,055,150 shares of $0.01 par value common stock were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	February 28,	November 30,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$249,672	$319,031
Marketable securities	2,650,386	2,977,013
Accounts receivable (net of allowance for
doubtful accounts of $4,352,596 and $4,306,410, respectively)	6,815,692	6,846,180
Prepaid expenses	394,689	573,218
Inventory, current portion	356,991	408,794
Other current assets	609,550	633,985
Total current assets	11,076,980	11,758,221
Property and Equipment-net	20,868,379	21,034,372
Other Assets
Intangible assets, net	851,920	863,074
Inventory, net of current portion	776,000	776,000
Goodwill	1,941,411	1,941,411
Deferred tax assets	23,620,711	23,620,711
Operating lease right-of-use asset	721,839	819,626
Deposits and other assets, net	1,027,746	915,099
Total other assets	28,939,627	28,935,921
Total assets	$60,884,986	$61,728,514
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$3,301,508	$2,870,771
Accrued expenses	2,887,360	4,278,027
Note payable	191,085	183,650
Line of credit	1,600,000	2,300,000
Current portion of operating lease liability	426,254	430,221
Deferred revenue	9,357,360	9,730,318
Total current liabilities	17,763,567	19,792,987

Other Liabilities
Deferred revenue, net of current portion	52,103,189	50,974,678
Note payable, net of current portion and debt issuance costs	8,127,541	8,170,130
Operating lease long-term liability	368,941	474,628
Long-term liability - revenue sharing agreements	875,000	875,000
Other liabilities	47,020	47,020
Total other liabilities	61,521,691	60,541,456
Total liabilities	79,285,258	80,334,443

Commitments and contingencies (Note 9)	—	—

Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,877,119 issued and 8,055,150 outstanding as of February 28, 2026 and 14,877,119 issued and 8,055,150 outstanding as of November 30, 2025)	148,771	148,771
Additional paid-in capital	44,867,145	44,708,596
Treasury stock, at cost	(25,025,058)	(25,025,058)
Accumulated deficit	(38,391,130)	(38,438,238)
Total stockholders' deficit	(18,400,272)	(18,605,929)
Total liabilities and stockholders' deficit	$60,884,986	$61,728,514

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended
	February 28,	February 28,
	2026	2025
Revenue:
Processing and storage fees	$7,643,113	$7,865,888
Public banking revenue	1,410	82,079
Product revenue	38,594	20,913
Total revenue	7,683,117	7,968,880
Costs and Expenses:
Cost of sales	1,656,488	1,984,588
Selling, general and administrative expenses	5,011,847	4,638,285
Research, development and related engineering	65,761	98,143
Depreciation and amortization	183,887	191,853
Total costs and expenses	6,917,983	6,912,869
Operating Income	765,134	1,056,011
Other Income (Expense):
Losses on marketable securities	(240,458)	(31,401)
Other income	8,342	4,070
Interest expense	(462,709)	(494,962)
Total other (expense) income	(694,825)	(522,293)
Income before income tax expense	70,309	533,718
Income tax expense	(23,201)	(250,863)
Net income	$47,108	$282,855
Net income per common share - basic	$0.01	$0.03
Weighted average common shares outstanding - basic	8,055,150	8,082,159
Net income per common share - diluted	$0.01	$0.03
Weighted average common shares outstanding - diluted	8,056,133	8,200,022

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28,	February 28,
	2026	2025
Cash flows from operating activities:
Net income	$47,108	$282,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	244,212	248,010
Losses on marketable securities	240,458	31,401
Compensatory element of stock options	158,549	297,392
Provision for doubtful accounts	213,341	271,207
Amortization of debt issuance costs	5,136	5,246
Amortization of operating lease right-of-use asset	97,787	91,986
Changes in assets and liabilities:
Accounts receivable	(182,853)	(174,098)
Prepaid expenses	178,529	(13,892)
Inventory	51,803	(34,577)
Other current assets	24,435	18,359
Deposits and other assets, net	(112,647)	(65,096)
Accounts payable	430,737	735,107
Accrued expenses	(1,390,667)	(1,473,052)
Operating lease liability	(109,654)	(94,564)
Deferred revenue	755,553	827,779
Net cash from operating activities	651,827	954,063
Cash flows from investing activities:
Purchases of property and equipment	(67,065)	(62,053)
Purchases of marketable securities	(507,304)	(599,611)
Sale of marketable securities	593,473	374,180
Net cash from (used) in investing activities	19,104	(287,484)
Cash flows used in financing activities:
Repayments of note payable	(40,290)	(33,878)
Repayment of line of credit	(1,900,000)	(1,750,000)
Proceeds from line of credit	1,200,000	2,800,000
Dividends paid	—	(2,020,539)
Net cash used in financing activities	(740,290)	(1,004,417)

Decrease in cash and cash equivalents	(69,359)	(337,838)
Cash and cash equivalents - beginning of period	319,031	560,960

Cash and cash equivalents - end of period	$249,672	$223,122

Supplemental cash flow information:
Cash paid during the year for:
Interest	$469,572	$485,413
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	For the Three Months Ended February 28, 2026
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2025	14,877,119	$148,771	$44,708,596	$(25,025,058)	$(38,438,238)	$(18,605,929)
Compensatory element of stock options			158,549			158,549
Net income					47,108	47,108
Balance at February 28, 2026	14,877,119	$148,771	$44,867,145	$(25,025,058)	$(38,391,130)	$(18,400,272)

	For the Three Months Ended February 28, 2025
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2024	14,849,619	$148,696	$44,268,469	$(24,855,556)	$(32,777,626)	$(13,216,017)
Compensatory element of stock options			297,392			297,392
Dividends declared ($0.25 per share)					(2,020,539)	(2,020,539)
Net income					282,855	282,855
Balance at February 28, 2025	14,849,619	$148,696	$44,565,861	$(24,855,556)	$(34,515,310)	$(14,656,309)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2026

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of February 28, 2026 and audited consolidated financial statements as of November 30, 2025, the related Consolidated Statements of Income, Cash Flows and Stockholders' Deficit for the three months ended February 28, 2026 and February 28, 2025 have been prepared by Cryo-Cell International, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2025 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three months ended February 28, 2026 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2026.

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

At contract inception, if the contract is determined to be within the scope of ASC 606, the Company evaluates its contracts with customers using the five-step model: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to separate performance obligations; and (5) recognize revenue when (or as) each performance obligation is satisfied. The Company evaluates its contracts for legal enforceability at contract inception and subsequently throughout the Company’s relationship with its customers. If legal enforceability with regard to the rights and obligations exist for both the Company and the customer, then the Company has an enforceable contract and revenue recognition is permitted subject to the satisfaction of the other criteria. If, at the outset of an arrangement, the Company determines that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met. The Company only applies the five-step model to contracts when it is probable that collection of the consideration that the Company is entitled to in exchange for the goods or services being transferred to the customer, will occur.

Contract modifications exist when the modification either creates new or changes the existing enforceable rights and obligations. The Company’s contracts are occasionally modified to account for changes in contract terms and conditions, which the Company refers to as an upgrade or downgrade. An upgrade occurs when a customer wants to pay for additional years of storage. A downgrade occurs when a customer originally entered into a long-term contract (such as twenty-one year or lifetime plan) but would like to change the term to a one-year contract. Upgrade modifications qualify for treatment as a separate contract as the additional services are distinct and the increase in contract price reflects the Company’s stand-alone selling price for the additional services and will be accounted for on a prospective basis. Downgrade modifications do not qualify for treatment as a separate contract as there is no increase in price over the original contract, thus failing the separate contract criteria. As such, the Company separately considers downgrade modifications to determine if these should be accounted for as a termination of the existing contract and creation of a new contract (prospective method) or as part of the existing contract (cumulative catch-up adjustment). ASC 606 requires that an entity account for the contract modification as if it were a termination of the existing contract, and the creation of a new contract, if the remaining goods or services are distinct from the goods or services transferred on or before the date of the contract modification. As the services after the modification were previously determined to be distinct, the Company concluded that downgrade modifications qualify under this method and will be accounted for on a prospective basis. Although contract modifications do occur, they are infrequent.

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

The Company recognizes revenue from processing fees at the point in time of the successful completion of processing and recognizes storage fees over time, which is ratably over the contractual storage period as well as other income from royalties paid by licensees related to long-term storage contracts which the Company has under license agreements. Contracted storage periods are annual, twenty-one years and life-time. The life-time storage plan is based on a life expectancy of 81 years, which is the current estimate by the Center for Disease Control for United States women’s life expectancy and the Company concluded that additional data analysis would result in an immaterial difference in revenue recognition. Deferred revenue on the accompanying consolidated balance sheets includes the portion of the annual, the twenty-one-year and the life-time storage fees that are being recognized over the contractual storage period as well as royalties received from foreign licensees relating to long-term storage contracts for which the Company has future obligations under the license agreement. The Company classifies deferred revenue as current if the Company expects to recognize the related revenue over the next 12 months from the balance sheet date.

Significant financing component

When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. For all plans that are annual, twenty-one years and lifetime, the storage fee is billed at the beginning of the storage period (prepaid plans). The Company also offers payment plans (including a stated service fee) for customers to pay over time for a period of one to twenty-four plus months. The one-time plan includes the collection kit, processing and testing, return medical courier service and twenty-one years of pre-paid storage fees. The life-time plan includes the collection kit, processing and testing, return medical courier service and pre-paid storage fees for the life of the customer. The Company concluded that a significant financing component is not present within either the prepaid or overtime payment plans. The Company has determined that the twenty-one year and life-time prepayment options do not include a significant financing component as the payment terms were structured primarily for reasons other than the provision of financing and to maximize profitability.

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

As of February 28, 2026, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $61,460,549, which will be recognized ratably on a straight-line basis over the contractual period of which $9,357,360, will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three months ended February 28, 2026, the Company recorded $7,244 in commission payments to customers under the RAF program as a reduction to revenue. During the three months ended February 28, 2025, the Company recorded $9,351 in commission payments to customers under the RAF program as a reduction to revenue. For the three months ended February 28, 2026, the Company capitalized additional contract acquisition costs of $31,086. For the three months ended February 28, 2025, the Company capitalized additional contract acquisition costs of $31,450.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	February 28, 2026	November 30, 2025
Contract assets (sales commissions)	$874,564	$855,142
Accounts receivable	$6,815,692	$6,846,180
Short-term contract liabilities (deferred revenue)	$9,357,360	$9,730,318
Long-term contract liabilities (deferred revenue)	$52,103,189	$50,974,678

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three months ended February 28, 2026 and February 28, 2025.

The following table presents changes in the Company’s contract assets and liabilities during the three months ended February 28, 2026:

	Balance at December 1, 2025	Additions	Deductions	Balance at February 28, 2026
Contract assets (sales commissions)	$855,142	$31,086	$(11,664)	$874,564
Accounts receivable	$6,846,180	$9,161,624	$(9,192,112)	$6,815,692
Contract liabilities (deferred revenue)	$60,704,996	$8,568,356	$(7,812,803)	$61,460,549

The following table presents changes in the Company’s contract assets and liabilities during the three months ended February 28, 2025:

	Balance at December 1, 2024	Additions	Deductions	Balance at February 28, 2025
Contract assets (sales commissions)	$775,147	$31,450	$(10,437)	$796,160
Accounts receivable	$7,309,094	$10,560,647	$(10,657,756)	$7,211,985
Contract liabilities (deferred revenue)	$56,345,564	$5,168,613	$(4,340,834)	$57,173,343

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

Inventory

The Company has an agreement with Duke University (“Duke”) to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of February 28, 2026, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the three months ended February 28, 2026 and February 28, 2025, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three months ended February 28, 2026 and February 28, 2025.

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

Stock Compensation

As of February 28, 2026, the Company has three stock-based compensation plans, which are described in Note 7 to the unaudited consolidated financial statements: the 2006 plan, 2012 plan and the 2022 Plan. The 2006 and 2012 Plans will remain in effect as long as any awards under the Plans are outstanding; however, no further awards may be granted under either plan. The 2022 Plan became effective April 8, 2022 as approved by the Board of Directors and approved by the stockholders at the 2022 Annual Meeting. The Company recognized approximately $159,000 and $297,000 for the three months ended February 28, 2026 and February 28, 2025 respectively, of stock compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2026 and November 30, 2025, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at February 28, 2026 Using
Description	February 28, 2026	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,650,386	$2,650,386	$—	$—
Total	$2,650,386	$2,650,386	$—	$—

	Fair Value at	Fair Value Measurements at November 30, 2025 Using
Description	November 30, 2025	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,977,013	$2,977,013	$—	$—
Total	$2,977,013	$2,977,013	$—	$—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was approximately ($240,000) and ($31,000) in unrealized holding losses, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three months ended February 28, 2026 and February 28, 2025, respectively.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded that the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at February 28, 2026 and November 30, 2025. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

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

The Company’s chief operating decision makers (“CODM”) are its co-CEOs, who review financial information for the purposes of making operating decisions, assessing financial performance and allocating resources.

The CODM uses net income as reported on the consolidated statements of operations to assess segment performance and determine how to allocate resources. Total assets as presented on the consolidated balance sheets are used to measure segment assets. The CODM reviews significant expense categories that materially align with those presented in the consolidated statements of operations.

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, and interest expense for the three months ended February 28, 2026 and February 28, 2025:

	For the three months ended February 28,
	2026	2025
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$7,643,113	$7,865,888
PrepaCyte CB	38,594	20,913
Public cord blood banking	1,410	82,079
Total net revenue	$7,683,117	$7,968,880
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$1,544,001	$1,701,635
PrepaCyte CB	12,187	6,959
Public cord blood banking	100,300	275,994
Total cost of sales	$1,656,488	$1,984,588
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$837,865	$1,242,917
PrepaCyte CB	26,159	7,009
Public cord blood banking	(98,890)	(193,915)
Total operating profit	$765,134	$1,056,011
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$183,639	$184,908
PrepaCyte CB	248	6,945
Public cord blood banking	—	—
Total depreciation and amortization	$183,887	$191,853
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$462,709	$494,962
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$462,709	$494,962

The following table shows the assets by segment as of February 28, 2026 and November 30, 2025:

	As of	As of
	February 28, 2026	November 30, 2025
Assets:
Umbilical cord blood and cord tissue stem cell service	$59,940,047	$60,788,322
PrepaCyte CB	140,900	135,379
Public cord blood banking	804,039	804,813
Total assets	$60,884,986	$61,728,514

Note 3 – Inventory

Inventory is comprised of public cord blood banking specimens, collection kits, finished goods, work-in-process and raw materials. Collection kits are used in the collection and processing of umbilical cord blood and cord tissue stem cells, finished goods include products purchased or assumed for resale and for the use in the Company’s processing and storage service. Inventory in the Public Cord Blood Bank includes finished goods that are specimens that are available for resale. The Company considers Public Cord Blood inventory in the Public Cord Blood Bank that has not completed all testing to determine viability to be work in process. Due to changes in sales trends and estimated recoverability of cost capitalized into inventory, an impairment charge of $4,358,834 was recognized during the fourth quarter of fiscal 2025 to reduce inventory to net realizable value.

The components of inventory at February 28, 2026 and November 30, 2025 are as follows:

	As of February 28, 2026	As of November 30, 2025
Raw materials	$—	$—
Work-in-process	178,346	229,698
Work-in-process – Public Bank	—	—
Finished goods	120,725	131,777
Finished goods – Public Bank	802,896	803,274
Collection kits	38,742	27,763
Inventory reserve	(7,718)	(7,718)
Total inventory	$1,132,991	$1,184,794

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

Intangible assets were as follows as of February 28, 2026 and November 30, 2025:

	Useful lives	February 28, 2026	November 30, 2025
Patents	10-20 years	$697,744	$697,744
Less: Intangible asset impairment		(377,810)	(377,810)
Less: Accumulated amortization		(186,588)	(183,682)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(285,867)	(285,818)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(11,292)	(11,093)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(248,000)	(240,000)
Net Intangible Assets		$851,920	$863,074

Amortization expense of intangibles was approximately $11,000 and $17,000 for the three months ended February 28, 2026 and February 28, 2025, respectively.

Note 5 – Notes Payable

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

For the three months ended February 28, 2026 and February 28, 2025, the Company incurred interest expense of $183,416 and $223,001, respectively, which is reflected in interest expense on the accompanying consolidated statements of operations. The interest rates in effect as of February 28, 2026 and for the RCF and the Term Note were 6.41% and 6.91%, respectively. The interest rates in effect as of February 28, 2025 for the RCF and the Term Note were 7.57% and 7.56%, respectively.

The average outstanding balance during the three months ended February 28, 2026 for the revolving line of credit was $1,802,222 The average outstanding balance during the twelve months ended November 30, 2025 for the revolving line of credit was $3,360,822. The revolving line of credit balance as of February 28, 2026 and November 30, 2025 was $1,600,000 and $2,300,000, respectively, and is reflected on the accompanying balance sheet.

The Company incurred debt issuance costs related to the term loan in the amount of $196,501 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended February 28, 2026 and February 28, 2025, $5,136 and $5,246, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

The Credit Agreement contains customary affirmative and negative covenants, including requirements that the Company maintain (i) a leverage ratio of no more than 3.50 to 1.00 and (ii) a debt service coverage ratio of not less than 1.25 to 1.00, each determined as of the last day of each fiscal quarter for the four-fiscal-quarter period then ended.

As of February 28, 2026 and November 30, 2025, the note payable obligation was as follows:

	February 28, 2026	November 30, 2025
Note payable - Susser	$8,440,835	$8,481,125
Unamortized debt issuance costs - Susser	(122,209)	(127,345)
Net note payable	$8,318,626	$8,353,780
Current portion of note payable	$191,085	$183,650
Long-term note payable, net of debt issuance costs	8,127,541	8,170,130
Total	$8,318,626	$8,353,780

Future principal payments under the note payable obligation are as follows:

Years ending February 28:	Amount
2027	$191,085
2028	204,785
2029	217,119
2030	231,024
2031	245,829
Thereafter	7,350,993
Less: Unamortized debt issuance costs	(122,209)
Total	$8,318,626

Interest expense on the note payable for the three months ended February 28, 2026 and February 28, 2025 was as follows:

	For the three months ended	For the three months ended
	February 28, 2026	February 28, 2025
Interest expense on notes payable - Susser	$183,416	$223,001
Debt issuance costs - Susser	5,136	5,246
Total interest expense	$188,552	$228,247

Note 6 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended
	February 28, 2026	February 28, 2025
Numerator:
Net income	$47,108	$282,855
Denominator:
Weighted-average shares outstanding-basic	8,055,150	8,082,159
Dilutive common shares issuable upon exercise of stock options	983	117,863
Weighted-average shares-diluted	8,056,133	8,200,022
Income per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

For the three months ended February 28, 2026, the Company excluded the effect of 1,297,478 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the three months ended February 28, 2025, the Company excluded the effect of 552,400 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

Note 7 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of February 28, 2026, and November 30, 2025, there were 7,500 and 7,500 options issued, but not yet exercised, under the 2006 Plan, respectively. As of February 28, 2026, there were no shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of February 28, 2026, there were 188,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2025, there were 188,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of February 28, 2026, there were no shares available for future issuance under the 2012 Plan.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. The 2022 Plan reserves 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). As of February 28, 2026, there were 457,900 service-based options issued and 715,000 market-based restricted options granted. As of November 30, 2025, there were 358,900 service-based options issues and 475,000 market-based restricted options granted. As of February 28, 2026, there were 272,100 shares available for future issuance under the 2022 Plan.

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

There were 99,000 and 103,000 options granted during the three months ended February 28, 2026 and February 28, 2025, respectively.

Variables used to determine the fair value of the options granted for the three months ended February 28, 2026 and February 28, 2025 are as follows:

	Three months ended
	February 28,	February 28,
	2026	2025
Weighted average values:
Expected dividends	6.50%	6.5%
Expected volatility	63.03%	64.25%
Risk free interest rate	3.70%	4.40%
Expected life	5 years	5 years

Stock option activity for options with only service-based vesting conditions for the three months ended February 28, 2026, was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2025	554,978	$6.87	3.56	$9,000
Granted	99,000	3.81		—
Exercised	—	—		—
Expired/forfeited	—	—		—
Outstanding at February 28, 2026	653,978	$6.40	3.54	$2,250
Exercisable at February 28, 2026	509,908	$6.68	3.33	$2,250

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either February 28, 2026 or November 30, 2025 as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three months ended February 28, 2026 and February 28, 2025, the Company did not issue any common shares to option holders.

Significant option groups outstanding and exercisable at February 28, 2026 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$3.01 to $4.00	106,500	4.54	$3.76	40,496	$3.68
$4.01 to $5.00	124,200	3.01	$4.70	114,816	$4.73
$5.01 to $6.00	38,600	4.43	$5.86	29,264	$5.86
$6.01 to $7.00	86,933	3.30	$6.47	61,928	$6.48
$7.01 to $8.00	177,645	3.24	$7.52	168,309	$7.52
$8.01 to $9.00	75,000	3.90	$8.09	49,995	$8.09
$9.01 to $10.00	29,000	2.02	$9.37	29,000	$9.37
$12.01 to $13.00	16,100	4.68	$12.54	16,100	$12.54
	653,978	3.54	$6.40	509,908	$6.68

A summary of the status of the Company’s non-vested options as of February 28, 2026, and changes during the three months ended February 28, 2026, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2025	128,147	$2.60
Granted	99,000	1.20
Vested	(83,077)	1.93
Forfeited	—	—
Non-vested at February 28, 2026	144,070	$2.02

As of February 28, 2026, there was approximately $219,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan, 2012 Plan and the 2022 Plan. The cost is expected to be recognized over a weighted-average period of 1.13 years as of February 28, 2026. The total fair value of shares vested during the three months ended February 28, 2026 was approximately $160,000.

Performance and market-based vesting condition options

On April 8, 2022, the Company granted 400,000 market-based vesting condition options to David Portnoy, Mark Portnoy, and Oleg Mikulinsky in the amounts of 280,000, 100,000, and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $12.27 and the calculated fair value of the options is $2.79. These stock options vest immediately when the price of the Company's stock reaches $25.00 per share during the seven-year option term. The 2022 Plan was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. As of February 28, 2026 and February 28, 2025, the Company recognized approximately $0 and $80,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of February 28, 2026 and November 30, 2025, there was approximately $0 and $0, respectively, of unrecognized compensation cost to be recognized.

On December 23, 2022, the Company entered into new two-year employment agreements (the "Agreements"), effective December 1, 2022, with David Portnoy and Mark Portnoy. Per the Agreements, David Portnoy and Mark Portnoy were awarded a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company's common stock, exercisable only if the Company's stock has a closing price at least once during the life of the option above $8.00. These options are considered to be market-based vesting condition options and accounting principles do not require the market condition to be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $4.30 and the calculated fair value of the options is $1.76. These stock options vest immediately when the price of the Company's stock reaches $8.00 per share during the five-year option term. As of February 28, 2026 and February 28, 2025, the Company recognized approximately $0 and $0, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of February 28, 2026 and November 30, 2025, there was approximately $0 and $0, respectively, of unrecognized compensation cost to be recognized.

On January 7, 2026, the Company granted 240,000 market-based vesting condition options to David Portnoy, Mark Portnoy, Jill Taymans, and Oleg Mikulinsky in the amounts of 150,000, 50,000, 20,000 and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The options are divided into three equal tranches, each subject to both time-based vesting and stock-price performance conditions. The first tranche vests after the first anniversary of the grant date and upon the Company's common stock achieving an average closing price of at least $6 per share over 20 consecutive trading days. The second tranche vests after the second anniversary and upon achieving an average closing price of at least $8 per share over 20 consecutive trading days. The third tranche vests after the third anniversary and upon achieving an average closing price of at least $10 per share over 20 consecutive trading days, in each case subject to the reporting person's continued service to the Company. The exercise price of the options for David Portnoy and Mark Portnoy is $3.89. The exercise price of the options for Jill Taymans and Oleg Mikulinsky is $3.54. The calculated fair value of the options for David Portnoy and Mark Portnoy’s three tranches are $1.79, $1.82 and $1.84, respectively. The calculated fair value of the options for Jill Taymans and Oleg Mikulinsky’s three tranches are $1.74, $1.84, and $1.88, respectively. As of February 28, 2026 and February 28, 2025, the Company recognized approximately $21,000 and $0, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of February 28, 2026 and November 30, 2025, there was approximately $415,000 and $0, respectively, of unrecognized compensation cost to be recognized over the remaining service period of 2.86 years.

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

Legal Proceedings

On October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke University with the American Arbitration Association alleging that Duke fraudulently induced the Company to enter its Patent and Technology License Agreement with Duke and that Duke breached the agreement on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of the Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025, for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. The Company believes Duke’s counterclaims are without merit and intends to contest them vigorously. A final hearing on the Company’s claims and Duke’s counterclaims is scheduled for late April 2026. The Company believes that the resolution of the Duke counterclaims should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted (inclusive of the claims the Company asserts against Duke and the counterclaims Duke asserts against the Company), which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. As discussed further in Note 12, it is unlikely that the Company will be able to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke, spinoff Celle Corp. or otherwise obtain the benefits of the Duke License Agreement. Nor can there be any assurances the Company will open the Cryo-Cell Institute for Cellular Therapies. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies. See “Note 12” for additional information regarding Duke.

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

As of February 28, 2026, the Company had repurchased an aggregate of 6,821,969 shares of the Company’s common stock at an average price of $3.67 per share through open market and privately negotiated transactions under the Company’s share repurchase plan. The Company purchased no shares of the Company’s common stock during the three months ended February 28, 2026 and February 28, 2025, respectively.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of February 28, 2026 and November 30, 2025. As of February 28, 2026 and November 30, 2025, 6,821,969 were held as treasury stock.

Note 11 – Leases

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of February 28, 2026 and November 30, 2025:

	February 28, 2026	November 30, 2025
Assets
Operating lease right-of-use asset	$721,839	$819,626
Liabilities
Current portion of operating lease liabilities	$426,254	$430,221
Operating lease long-term liabilities	368,941	474,628
Total lease liability	$795,195	$904,849

The maturity of the Company’s lease liabilities at February 28, 2026 were as follows:

Future Operating
Fiscal Year Ending February 28,	Lease Payments
2027	471,065
2028	381,750
Less: Imputed interest	(57,620)
Present value of lease liabilities	$795,195

The remaining lease term and discount rates are as follows:

	February 28, 2026	November 30, 2025
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	1.80	2.03
Discount rate (percentage)
Operating lease	7.5%	7.5%

Supplemental cash flow information related to leases is as follows:

	Three months ended
	February 28, 2026	February 28, 2025
Operating cash outflows from operating leases	$130,137	$126,629

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

Until the Duke dispute is resolved, the Company does not anticipate making further investments in activities related to the Duke License Agreement. The opening of the Cryo-Cell Institute for Cellular Therapies is on pause. The Company can make no assurances as to when or if it will be opened. Also, the proposed spinoff of Celle Corp. is on hold and may not take place depending on the final outcome of the Duke dispute. See Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2026.

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
(xxiii)
the Company's actual future competitive position in stem cell innovation;
(xxiv)
future success of its core business and the competitive impact of public cord blood banking on the Company’s business;
(xxv)
the success of the Company’s initiative to expand its core business units to include biopharmaceutical manufacturing and operating clinics, the uncertainty of profitability from its biopharmaceutical manufacturing and operating clinics, the Company’s ability to minimize future costs to the Company related to R&D initiatives and collaborations and the success of such initiatives and collaborations;
(xxvi)
the expense, timing and uncertain results of clinical trials related to the Duke Agreement;
(xxvii)
the Company's ability to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke or otherwise obtaining the benefits of the Duke License Agreement;
(xxviii)
the outcome of the Company's Arbitration Demand against Duke; and
(xxix)
the other risk factors set forth in this Report under the heading "Risk Factors."

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

Utilizing its infrastructure, experience and resources derived from its umbilical cord blood stem cell business, the Company has strived to expand its research and development activities to develop technologies related to stem cells harvested from sources beyond umbilical cord blood stem cells. In 2011, the Company introduced its new cord tissue service, which stores a section of the umbilical cord tissue. The Company offers the cord tissue service in combination with the umbilical cord blood service.

As discussed further in Note 12, on February 23, 2021, the Company entered into a Patent and Technology License Agreement (the “Duke License Agreement”) with Duke University (“Duke”). The Duke License Agreement grants the Company certain rights to proprietary processes and regulatory data related to cord blood and cord tissue developed at Duke. Through the Duke License Agreement, the Company had anticipated, either directly or through its wholly-owned subsidiary, Celle Corp., exploring, testing, and administering treatments to patients for which there are limited U.S. Food and Drug Administration (“FDA”) approved therapies, including cerebral palsy and autism. These treatments were expected to utilize the unique immunomodulatory and potential regenerative properties derived from cord blood and cord tissue. Through the Duke License Agreement, the Company intended to develop three business units, namely: (1) its cord blood bank and other storage services (its historical business); (2) cord blood and cord tissue infusion clinic services initially under the FDA’s Expanded Access Program and in conjunction with the undertaking of cord blood and cord tissue clinical trials to obtain biologics license application (“BLA”) approvals for new indications, and (3) biopharmaceutical manufacturing if BLA(s) were approved by the FDA. Additionally, to support such business expansion, the Company had anticipated opening and launching the Cryo-Cell Institute for Cellular Therapies, which it initially hoped to open as early as the fourth quarter of fiscal 2021, but no later than the first quarter of fiscal 2022 (and more recently reported as anticipated to open during the fourth quarter of fiscal 2024). As discussed further in Notes 9 and 12, the Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. As of the date hereof, it is unlikely that the Company will be able to expand its business into business units (2) and (3) above through the Duke License Agreement.

Until the Duke dispute is resolved, the Company does not anticipate making further investments in activities related to the Duke License Agreement. The opening of the Cryo-Cell Institute for Cellular Therapies is also on pause and the Company can make no assurances as to when or if it will be opened. Additionally, the proposed spinoff of Celle Corp. is also on hold and may not take place depending on the final outcome of the Duke dispute. See, “Risk Factors” and Notes 9 and 12 for additional information regarding Duke.

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

The Company also purchased a 56,000 square-foot facility in Durham, North Carolina (the “New Facility”). The Company acquired the New Facility to accommodate anticipated operations relating to the Patent and Technology Agreement (the “Duke License Agreement”) with Duke University (“Duke”) as discussed further in Note 12. In addition, the New Facility provides capacity not only for the Company’s existing and anticipated internal storage needs, but also enables the Company to offer storage services to third-parties.

Competitive Advantages

The Company believes that it provides several key advantages over its competitors, including:

•	The world’s first private cord blood bank, that in combination with its global affiliates, currently stores over 250,000 cord blood and cord tissue specimens,

•	Our facility’s status as a cGMP- and cGTP-compliant private cord blood bank with AABB accreditation and FACT (the Foundation for the Accreditation for Cellular Therapy) accreditation,

•	a state-of-the-art laboratory processing facility,

•	utilization of a processing method using superior technology that yields the maximum recovery of healthy stem cells and provides superior red blood depletion over all other methods,

•	a five-compartment cord blood freezer bag that allows for multiple uses of the baby’s cord blood stem cells,

•	a safe, secure and monitored storage environment,

•	since inception, 100% viability rate of the Company’s specimens upon thaw for therapeutic use,

•	a state-of the-art, insulated collection kits,

•	7-day per week processing capability, and

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

Results of Operations – Three-Month Period Ended February 28, 2026 Compared to the Three-Month Period Ended February 28, 2025

Revenue. Revenue for the three months ended February 28, 2026 was $7,683,117 as compared to $7,968,880 for the same period in 2025 a decrease of 4% as a result of the reasons discussed below.

Processing and Storage Fees. For the three months ended February 28, 2026, processing and storage fees were $7,643,113 compared to $7,865,888 for the three months ended February 28, 2025. Processing and storage fee revenue is attributable to a 3% decrease in recurring annual storage fee revenue offset by a 16% decrease in the number of new domestic cord blood specimens processed for the three months ended February 28, 2026 versus the three months ended February 28, 2025.

Product Revenue. For the three months ended February 28, 2026, revenue from the product sales was $38,594 compared to $20,913 for the three months ended February 28, 2025.

Public Cord Blood Banking Revenue. For the three months ended February 28, 2026, revenue from the public cord blood banking sales was $1,410 compared to $82,079 for the three months ended February 28, 2025.

Cost of Sales. Cost of sales for the three months ended February 28, 2026 was $1,656,488 as compared to $1,984,588 for the same period in 2025, representing a 17% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $35,000 and $31,000 for the three months ended February 28, 2026 and February 28, 2025, respectively. Cost of Sales also includes $12,187 and $6,959 for the three months ended February 28, 2026 and February 28, 2025, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $100,300 and $275,994 for the three months ended February 28, 2026 and February 28, 2025, respectively, related to the public banks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended February 28, 2026 were $5,011,847 as compared to $4,638,285 for the 2025 period representing an 8% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees. For the three months ended February 28, 2026 legal fees and expert opinion expenses were approximately $1,234,000 versus approximately $206,000 for the same period in 2025. The legal fees and expert opinion expenses for the three months ended February 28, 2026 were related to the Duke dispute. See Note 12 for additional information regarding Duke.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended February 28, 2026 were $65,761 as compared to $98,143 for the 2025 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended February 28, 2026 was $183,887 compared to $191,853 for the 2025 period.

Interest Expense. Interest expense during the three months ended February 28, 2026, was $462,709 compared to $494,962 during the comparable period in 2025, of which, $188,552 and $228,247, respectively, related to the credit and subordination agreement with Susser Bank as described in Note 5. Interest expense also includes of $271,013 and $263,152 as of the three months ended February 28, 2026 and February 28, 2025, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

Income Taxes. U.S. income tax expense for the three months ended February 28, 2026 was $23,201 compared to $250,863 for the three months ended February 28, 2025.

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

At February 28, 2026, the Company had cash and cash equivalents of $249,672 as compared to $319,031 at November 30, 2025. The decrease in cash and cash equivalents during the three months ended February 28, 2026 was primarily attributable to the following:

•
Net cash provided by operating activities for the three months ended February 28, 2026 was $651,827, which was attributable to the Company’s operating activities.
•
Net cash provided by operating activities for the three months ended February 28, 2025 was $954,063, which was attributable to the Company’s operating activities.
•
Net cash from investing activities for the three months ended February 28, 2026 was $19,104 which was primarily attributable to $67,065 used to purchase equipment and $507,304 used to purchase marketable securities, which was offset by the sale of marketable securities in the amount of $593,473.
•
Net cash used in investing activities for the three months ended February 28, 2025 was $287,484 which was primarily attributable to $62,053 used to purchase equipment and $599,611 used to purchase marketable securities, which was offset by the sale of marketable securities in the amount of $374,180.
•
Net cash used in financing activities for the three months ended February 28, 2026 was $740,290 which was primarily attributable to the proceeds received from the line of credit with Susser Bank described above in the amount of $1,200,000, which were offset by payments of $1,940,290 to partially repay the Susser note payable and line of credit described above.
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

The Company has a revolving line of credit, described above. The balance as of February 28, 2026 is $1,600,000 and is reflected on the accompanying balance sheet.

As previously disclosed, the Company entered into a Patent and Technology License Agreement dated effective as of February 23, 2021 (as amended, the "Duke License Agreement") with Duke University (“Duke”). Through the Duke License Agreement, the Company had anticipated, either directly or through its wholly-owned subsidiary, Celle Corp., exploring, testing, and administering treatments to patients for which there are limited U.S. Food and Drug Administration (“FDA”) approved therapies, including cerebral palsy and autism. In connection therewith, the Company had anticipated requiring capital to pay for the startup expenses relating to its planned infusion clinic, to finance clinical trials related to the Duke License Agreement, to develop biopharmaceutical manufacturing capabilities and for capital expenditures for software enhancements and purchases of equipment and obligations under the Duke License Agreement. Specifically, the Company had previously anticipated that over $50 million would be needed over 5 years to fund its activities related to the Duke License Agreement.

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

As a result of the Company’s Arbitration Demand against Duke, the Company currently is unable to predict its funding needs for activities related to the Duke License Agreement. Until the Duke dispute is resolved, the Company does not anticipate making further investments in activities related to the Duke License Agreement. As discussed further in Note 12, the Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. The opening of the Cryo-Cell Institute for Cellular Therapies is also on pause and the Company can make no assurances as to when or if it will be opened. Additionally, the proposed spinoff of Celle Corp. is also on hold and may not take place depending on the final outcome of the Duke dispute. See Note 12 for additional information regarding Duke.

The Company anticipates that its cash and cash equivalents, marketable securities and cash flows from operation, together with external sources of capital will be sufficient to fund its known cash needs for at least the next 12 months. However, cash flows from operations will depend primarily upon increasing revenues from sales of its umbilical cord blood and cord tissue cellular storage services and managing discretionary expenses. Additionally, depending in part on the outcome of the Duke Arbitration Demand, the Company may require capital to pay for the startup expenses relating to its planned infusion clinic, to finance clinical trials related to the Duke License Agreement, to develop biopharmaceutical manufacturing capabilities and for capital expenditures for software enhancements and purchases of equipment and obligations under the Duke License Agreement. While we previously anticipated that over $50 million would be needed over 5 years to fund its activities related to the Duke License Agreement, as result of the Company’s Arbitration Demand against Duke, as discussed further in Note 12 the Company currently is unable to predict its funding needs for those activities. Until the Duke dispute is resolved, the Company does not anticipate making further investments in activities related to the Duke License Agreement. However, if required to continue to invest in the Duke License Agreement, the Company anticipates funding the related capital expenditures with cash-on-hand, cash flows from future operations, the Company’s revolving line of credit (see Note 5), potential additional debt financing and potential equity sales. There can be no assurances that the Company will be able to obtain such additional debt or equity financing on favorable terms or at all. If expected increases in revenues are not realized, or if expenses are higher than anticipated, or if the Company is unable to obtain additional financing, the Company will be required to reduce or defer cash expenditures or otherwise manage its cash resources during the next 12 months so that they are sufficient to meet the Company’s cash needs for that period. Any reductions in expenditures, if necessary, may have an adverse effect on the Company’s business operations, including sales activities and the development of new services and technology.

See "Note 12" and Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2026.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 1 to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K filed with the SEC on February 27, 2026. Our most critical accounting policies and estimates include: recognition of revenue and the related allowance for doubtful accounts, stock-based compensation, income taxes and license and revenue sharing agreements. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report on Form 10-K. Please refer to Note 1 to the Consolidated Financial Statements.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke University with the American Arbitration Association alleging that Duke fraudulently induced the Company to enter its Patent and Technology License Agreement with Duke and that Duke breached the agreement on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of the Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025, for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. The Company believes Duke’s counterclaims are without merit and intends to contest them vigorously. A final hearing on the Company’s claims and Duke’s counterclaims is scheduled for late April 2026. The Company believes that the resolution of the Duke counterclaims should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted (inclusive of the claims the Company asserts against Duke and the counterclaims Duke asserts against the Company), which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. As discussed further in Note 12, it is unlikely that the Company will be able to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke, spinoff Celle Corp. or otherwise obtain the benefits of the Duke License Agreement. Nor can there be any assurances the Company will open the Cryo-Cell Institute for Cellular Therapies. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies. See “Note 12”and "the Risk Factors" set forth in the Company's Annual Report on Form 10-K on February 27, 2026 for additional information regarding Duke.

In addition to the above, from time to time, the Company is subject to proceedings, lawsuits, contract disputes and other claims in the normal course of its business.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, subsection “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2025, which could materially affect our business, financial condition or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025 are not the only risks that we face. If any of the identified risks occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations. The following information updates, and should be read in conjunction with, the risk factors previously disclosed in Item 1A, subsection “Risk Factors” to Part I of our Annual Report on Form 10-K for the fiscal year ended November 30, 2025, filed on February 27, 2026. Except as set forth below, there have been no material changes to the risk factors previously disclosed under the caption “Risk Factors” in our Annual Report on Form 10-K.

We cannot assure you that we will continue to be listed on the NYSE American.

Our common stock currently trades on the NYSE American LLC (the “NYSE American”), and we are subject to certain NYSE American continued listing requirements and standards. On March 9, 2026, we received notice from NYSE American that the Company is not in compliance with the continued listing standards set forth in Section 1003(a) of the NYSE American Company Guide. In accordance with NYSE American procedures, the Company submitted a plan of compliance to NYSE American on April 8, 2026, addressing how it intends to regain compliance with the continued listing standards. If the plan is accepted, NYSE American may grant the Company an extension of time to regain compliance. There can be no assurance that the Company will be able to regain compliance with Section 1003 a) of the NYSE American Company Guide or that the Company will otherwise be in compliance with other applicable NYSE American listing rules. We may need to raise additional capital to regain compliance, of which there can be no assurance. We may also incur costs that we have not previously incurred for expenses for compliance with the rules and requirements of the NYSE American. If the Company fails to satisfy NYSE American’s continued listing requirements, NYSE American may take steps to delist its Common Stock. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the NYSE American’s continued listing standards. Delisting of the common stock could depress the price of our stock, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

NYSE American may not accept the Company’s Plan of Compliance

The Company has submitted the Plan of Compliance to the NYSE American. If the NYSE American accepts the Company’s plan, the Company will be able to continue its listing during the plan period and will be subject to continued periodic review by the NYSE American staff. If the plan is not accepted, or is accepted but the Company is not in compliance with the continued listing standards by September 12, 2027, or if the Company does not make progress consistent with the plan during the plan period, the Company will be subject to delisting procedures as set forth in the NYSE American Company Guide. There can be no assurance that the Company’s compliance plan will be accepted or that it will be able to achieve compliance with the NYSE American’s continued listing standards within the required timeframe.

The issuance of additional Common Stock by us in the future would result in dilution to our existing stockholders.

We may need to raise additional capital to regain compliance with the rules of the NYSE American, of which there can be no assurance. There can be no assurances that the Company will be able to obtain such additional debt or equity financing on favorable terms or at all. Additionally, our Board of Directors has authority, without action or vote of our stockholders, to issue all or a part of our authorized but unissued shares, except where stockholder approval is required by law or the rules of the NYSE American. Any issuance of additional equity securities by us in the future could result in dilution to our existing stockholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. These issuances would dilute the percentage ownership interest of our existing stockholders, which would have the effect of reducing their influence on matters on which our stockholders vote and might dilute the book value of our Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) RECENT SALES OF UNREGISTERED SECURITIES

None.

(b) USE OF PROCEEDS FROM SECURITIES

(c) ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 - 31, 2025	—	$—	—	1,178,031
January 1 - 31, 2026	—	$—	—	1,178,031
February 1 - 28, 2026	—	$—	—	1,178,031

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

Date: April 14, 2026