Form 10-Q
period 2026-05-31
CRYO CELL INTERNATIONAL INC
filed 2026-07-15
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 31, 2026

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 15, 2026, 8,062,650 shares of $0.01 par value common stock were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	May 31,	November 30,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$507,302	$319,031
Marketable securities	2,654,665	2,977,013
Accounts receivable (net of allowance for
doubtful accounts of $4,368,665 and $4,306,410, respectively)	6,910,079	6,846,180
Prepaid expenses	507,747	573,218
Inventory, current portion	310,170	408,794
Other current assets	414,391	633,985
Total current assets	11,304,354	11,758,221
Property and Equipment-net	20,668,602	21,034,372
Other Assets
Intangible assets, net	840,765	863,074
Inventory, net of current portion	760,000	776,000
Goodwill	1,941,411	1,941,411
Deferred tax assets	23,620,711	23,620,711
Operating lease right-of-use asset	621,943	819,626
Deposits and other assets, net	948,644	915,099
Total other assets	28,733,474	28,935,921
Total assets	$60,706,430	$61,728,514
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,847,104	$2,870,771
Accrued expenses	2,967,214	4,278,027
Note payable	195,135	183,650
Line of credit	-	2,300,000
Current portion of operating lease liability	421,888	430,221
Deferred revenue	9,498,548	9,730,318
Total current liabilities	15,929,889	19,792,987

Other Liabilities
Deferred revenue, net of current portion	53,269,359	50,974,678
Note payable, net of current portion and debt issuance costs	8,082,030	8,170,130
Operating lease long-term liability	260,664	474,628
Long-term liability - revenue sharing agreements	875,000	875,000
Other liabilities	47,020	47,020
Total other liabilities	62,534,073	60,541,456
Total liabilities	78,463,962	80,334,443

Commitments and contingencies (Note 9)	—	—

Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,884,619 issued and 8,062,650 outstanding as of May 31, 2026 and 14,877,119 issued and 8,055,150 outstanding as of November 30, 2025)	148,846	148,771
Additional paid-in capital	44,955,224	44,708,596
Treasury stock, at cost	(25,025,058)	(25,025,058)
Accumulated deficit	(37,836,544)	(38,438,238)
Total stockholders' deficit	(17,757,532)	(18,605,929)
Total liabilities and stockholders' deficit	$60,706,430	$61,728,514

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Month Ended		For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2026	2025	2026	2025
Revenue:
Processing and storage fees	$7,715,446	$7,871,719	$15,358,559	$15,737,607
Public banking revenue	46,485	42,688	47,895	124,767
Product revenue	14,182	14,436	52,776	35,349
Total revenue	7,776,113	7,928,843	15,459,230	15,897,723
Costs and Expenses:
Cost of sales	1,676,663	1,856,539	3,333,151	3,841,127
Selling, general and administrative expenses	4,617,999	4,257,857	9,629,846	8,896,142
Research, development and related engineering	99,781	131,711	165,542	229,854
Depreciation and amortization	184,329	190,102	368,216	381,955
Total costs and expenses	6,578,772	6,436,209	13,496,755	13,349,078
Operating Income	1,197,341	1,492,634	1,962,475	2,548,645
Other Income (Expense):
Gains (losses) on marketable securities	72,019	(379,332)	(168,439)	(410,733)
Other income	338	12,927	8,680	16,997
Interest expense	(441,917)	(551,126)	(904,626)	(1,046,088)
Total other (expense) income	(369,560)	(917,531)	(1,064,385)	(1,439,824)
Income before income tax expense	827,781	575,103	898,090	1,108,821
Income tax expense	(273,195)	(219,318)	(296,396)	(470,181)
Net income	$554,586	$355,785	$601,694	$638,640
Net income per common share - basic	$0.07	$0.04	$0.07	$0.08
Weighted average common shares outstanding - basic	8,055,476	8,080,161	8,055,315	8,081,149
Net income per common share - diluted	$0.07	$0.04	$0.07	$0.08
Weighted average common shares outstanding - diluted	8,055,476	8,125,720	8,055,332	8,158,744

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31,	May 31,
	2026	2025
Cash flows from operating activities:
Net income	$601,694	$638,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	487,845	498,141
Loss on sale of property and equipment	—	47,671
Losses on marketable securities	168,439	410,733
Compensatory element of stock options	223,453	337,418
Provision for doubtful accounts	534,124	366,586
Amortization of debt issuance costs	10,245	10,465
Amortization of operating lease right-of-use asset	197,683	186,114
Changes in assets and liabilities:
Accounts receivable	(598,023)	11,034
Prepaid expenses	65,471	15,710
Inventory	114,624	58,219
Other current assets	219,594	62,265
Deposits and other assets, net	(33,545)	(61,694)
Accounts payable	(23,667)	370,932
Accrued expenses	(1,310,813)	(3,136,174)
Operating lease liability	(222,297)	(203,016)
Deferred revenue	2,062,911	2,048,033
Net cash from operating activities	2,497,738	1,661,077
Cash flows from investing activities:
Purchases of property and equipment	(99,766)	(124,461)
Sale of property and equipment	—	115,000
Purchases of marketable securities	(656,703)	(2,574,249)
Sale of marketable securities	810,612	793,426
Net cash from (used) in investing activities	54,143	(1,790,284)
Cash flows used in financing activities:
Treasury stock purchases	—	(88,619)
Repayments of note payable	(86,860)	(74,416)
Repayment of line of credit	(3,500,000)	(3,700,000)
Proceeds from the exercise of stock options	23,250	—
Proceeds from line of credit	1,200,000	6,800,000
Dividends paid	—	(3,231,227)
Net cash used in financing activities	(2,363,610)	(294,262)

Increase (Decrease) in cash and cash equivalents	188,271	(423,469)
Cash and cash equivalents - beginning of period	319,031	560,960

Cash and cash equivalents - end of period	$507,302	$137,491

Supplemental cash flow information:
Cash paid during the year for:
Interest	$899,859	$977,952
Income taxes	$77,084	$2,198,330

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	For the Three Months Ended May 31, 2026
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance at February 28, 2026	14,877,119	$148,771	$44,867,145	$(25,025,058)	$(38,391,130)	$(18,400,272)
Exercise of stock options	7,500	75	23,175			23,250
Compensatory element of stock options			64,904			$64,904
Net income					554,586	$554,586
Balance at May 31, 2026	14,884,619	$148,846	$44,955,224	$(25,025,058)	$(37,836,544)	$(17,757,532)

	For the Six Months Ended May 31, 2026
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2025	14,877,119	$148,771	$44,708,596	$(25,025,058)	$(38,438,238)	$(18,605,929)
Exercise of stock options	7,500	75	23,175			23,250
Compensatory element of stock options			223,453			223,453
Net income					601,694	601,694
Balance at May 31, 2026	14,884,619	$148,846	$44,955,224	$(25,025,058)	$(37,836,544)	$(17,757,532)

	For the Three Months Ended May 31, 2025
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at February 28, 2025	14,849,619	$148,696	$44,565,861	$(24,855,556)	$(34,515,310)	$(14,656,309)
Compensatory element of stock options			40,026			40,026
Treasury stock				(88,619)		(88,619)
Dividends declared ($0.15 per share)					(1,210,688)	(1,210,688)
Net income					355,785	355,785
Balance at May 31, 2025	14,849,619	$148,696	$44,605,887	$(24,944,175)	$(35,370,213)	$(15,559,805)

	For the Six Months Ended May 31, 2025
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2024	14,849,619	$148,696	$44,268,469	$(24,855,556)	$(32,777,626)	$(13,216,017)
Compensatory element of stock options			337,418			337,418
Treasury stock				(88,619)		(88,619)
Dividends declared ($0.40 per share)					(3,231,227)	(3,231,227)
Net income					638,640	638,640
Balance at May 31, 2025	14,849,619	$148,696	$44,605,887	$(24,944,175)	$(35,370,213)	$(15,559,805)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2026

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of May 31, 2026 and November 30, 2025, the related Consolidated Statements of Income for the three and six months ended May 31, 2026 and 2025, Cash Flows for the six months ended May 31, 2026 and May 31, 2025 and Stockholders’ Deficit for the three and six months ended May 31, 2026 and 2025 have been prepared by Cryo-Cell International, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2025 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the six months ended May 31, 2026 and May 31, 2025 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2026.

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

As of May 31, 2026, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $62,767,907, which will be recognized ratably on a straight-line basis over the contractual period of which $9,498,548, will be recognized over the next twelve months.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three and six months ended May 31, 2026, the Company recorded $6,375 and $13,619, respectively, in commission payments to customers under the RAF program as a reduction to revenue. During the three and six months ended May 31, 2025, the Company recorded $9,132 and $18,483, respectively, in commission payments to customers under the RAF program as a reduction to revenue. For the three and six months ended May 31, 2026 the Company capitalized additional contract acquisition costs of $29,789 and $60,875, respectively. For the three and six months ended May 31, 2025, the Company capitalized additional contract acquisition costs of $29,391 and $60,841, respectively.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	May 31, 2026	November 30, 2025
Contract assets (sales commissions)	$892,371	$855,142
Accounts receivable	$6,910,079	$6,846,180
Short-term contract liabilities (deferred revenue)	$9,498,548	$9,730,318
Long-term contract liabilities (deferred revenue)	$53,269,359	$50,974,678

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three and six months ended May 31, 2026 and 2025.

The following table presents changes in the Company’s contract assets and liabilities during the six months ended May 31, 2026:

	Balance at December 1, 2025	Additions	Deductions	Balance at May 31, 2026
Contract assets (sales commissions)	$855,142	$60,875	$(23,646)	$892,371
Accounts receivable	$6,846,180	$18,618,873	$(18,554,974)	$6,910,079
Contract liabilities (deferred revenue)	$60,704,996	$16,543,574	$(14,480,663)	$62,767,907

The following table presents changes in the Company’s contract assets and liabilities during the six months ended May 31, 2025:

	Balance at December 1, 2024	Additions	Deductions	Balance at May 31, 2025
Contract assets (sales commissions)	$775,147	$60,840	$(21,191)	$814,796
Accounts receivable	$7,309,094	$20,926,235	$(21,303,855)	$6,931,474
Contract liabilities (deferred revenue)	$56,345,564	$12,250,560	$(10,202,527)	$58,393,597

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

Inventories

The Company has an agreement with Duke University (“Duke”) to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of May 31, 2026, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the six months ended May 31, 2026 and May 31, 2025, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and six months ended May 31, 2026 and 2025.

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

Stock Compensation

As of May 31, 2026, the Company has three stock-based compensation plans, which are described in Note 7 to the unaudited consolidated financial statements: the 2006 plan, 2012 plan and the 2022 Plan. The 2006 and 2012 Plans will remain in effect as long as any awards under the Plans are outstanding; however, no further awards may be granted under either plan. The 2022 Plan became effective April 8, 2022 as approved by the Board of Directors and approved by the stockholders at the 2022 Annual Meeting. The Company recognized approximately $223,000 and $337,000 for the six months ended May 31, 2026 and May 31, 2025 respectively, of stock compensation expense. The Company recognized approximately $64,000 and $40,000 for the three months ended May 31, 2026 and May 31, 2025, respectively, of stock option compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2026 and November 30, 2025, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at May 31, 2026 Using
Description	May 31, 2026	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,654,665	$2,654,665	$—	$—
Total	$2,654,665	$2,654,665	$—	$—

	Fair Value at	Fair Value Measurements at November 30, 2025 Using
Description	November 30, 2025	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,977,013	$2,977,013	$—	$—
Total	$2,977,013	$2,977,013	$—	$—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was approximately $72,000 and ($168,000) in unrealized holding gains and losses, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and six months ended May 31, 2026, respectively. There was approximately ($380,000) and ($411,000) in unrealized holding losses, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and six months ended May 31, 2025, respectively

Product Warranty and Cryo-Cell CaresTM Program

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at May 31, 2026 and November 30, 2025. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, and interest expense for the three and six months ended May 31, 2026 and 2025:

	For the three months ended May 31,
	2026	2025
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$7,715,446	$7,871,719
PrepaCyte CB	14,182	14,436
Public cord blood banking	46,485	42,688
Total net revenue	$7,776,113	$7,928,843
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$1,554,459	$1,652,108
PrepaCyte CB	5,783	4,283
Public cord blood banking	116,421	200,148
Total cost of sales	$1,676,663	$1,856,539
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$1,259,127	$1,646,885
PrepaCyte CB	8,150	3,209
Public cord blood banking	(69,936)	(157,460)
Total operating profit	$1,197,341	$1,492,634
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$184,080	$183,158
PrepaCyte CB	249	6,944
Public cord blood banking	—	—
Total depreciation and amortization	$184,329	$190,102
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$441,917	$551,126
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$441,917	$551,126

	For the six months ended May 31,
	2026	2025
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$15,358,559	$15,737,607
PrepaCyte CB	52,776	35,349
Public cord blood banking	47,895	124,767
Total net revenue	$15,459,230	$15,897,723
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$3,098,460	$3,353,743
PrepaCyte CB	17,970	11,242
Public cord blood banking	216,721	476,142
Total cost of sales	$3,333,151	$3,841,127
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$2,096,992	$2,889,802
PrepaCyte CB	34,309	10,218
Public cord blood banking	(168,826)	(351,375)
Total operating profit	$1,962,475	$2,548,645
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$367,719	$368,066
PrepaCyte CB	497	13,889
Public cord blood banking	—	—
Total depreciation and amortization	$368,216	$381,955
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$904,626	$1,046,088
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$904,626	$1,046,088

The following table shows the assets by segment as of May 31, 2026 and November 30, 2025:

	As of	As of
	May 31, 2026	November 30, 2025
Assets:
Umbilical cord blood and cord tissue stem cell service	$59,799,263	$60,788,322
PrepaCyte CB	122,149	135,379
Public cord blood banking	785,018	804,813
Total assets	$60,706,430	$61,728,514

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

The components of inventory at May 31, 2026 and November 30, 2025 are as follows:

	As of May 31, 2026	As of November 30, 2025
Raw materials	$—	$—
Work-in-process	184,238	229,698
Work-in-process – Public Bank	—	—
Finished goods	80,817	131,777
Finished goods – Public Bank	783,837	803,274
Collection kits	28,996	27,763
Inventory reserve	(7,718)	(7,718)
Total inventory	$1,070,170	$1,184,794

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

Intangible assets were as follows as of May 31, 2026 and November 30, 2025:

	Useful lives	May 31, 2026	November 30, 2025
Patents	10-20 years	$697,744	$697,744
Less: Intangible asset impairment		(377,810)	(377,810)
Less: Accumulated amortization		(189,494)	(183,682)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(285,917)	(285,818)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(11,491)	(11,093)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(256,000)	(240,000)
Net Intangible Assets		$840,765	$863,074

Amortization expense of intangibles was approximately $11,000 and $17,000 for the three months ended May 31, 2026 and May 31, 2025, respectively. Amortization expense of intangibles was approximately $22,000 and $34,000 for the six months ended May 31, 2026 and May 31, 2025.

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

For the three months ended May 31, 2026 and May 31, 2025, the Company incurred interest expense of $152,753 and $239,154, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. As of the six months ended May 31, 2026 and May 31, 2025, the Company incurred interest expense of $336,169 and $462,155, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. The interest rates for the RCF and Term Note as of May 31, 2026 were 0% and 6.86%, respectively. The interest rates for the RCF and Term Note as of May 31, 2025 were 7.57% and 7.58%, respectively.

The average outstanding balance during the six months ended May 31, 2026 for the revolving line of credit was $1,223,077. The average outstanding balance during the twelve months ended November 30, 2025 for the revolving line of credit was $3,360,822.

The revolving line of credit balance as of May 31, 2026 and November 30, 2025 was $0 and $2,300,000, respectively, and is reflected on the accompanying balance sheet.

The Company incurred debt issuance costs related to the term loan in the amount of $196,501 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended May 31, 2026 and May 31, 2025, $5,109 and $5,219, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income. As of the six months ended May 31, 2026 and May 31, 2025, $10,245 and $10,465, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

The Credit Agreement contains customary affirmative and negative covenants, including requirements that the Company maintain (i) a leverage ratio of no more than 3.50 to 1.00 and (ii) a debt service coverage ratio of not less than 1.25 to 1.00, each determined as of the last day of each fiscal quarter for the four-fiscal-quarter period then ended.

As of May 31, 2026 and November 30, 2025, the note payable obligation was as follows:

	May 31, 2026	November 30, 2025
Note payable - Susser	$8,394,265	$8,481,125
Unamortized debt issuance costs - Susser	(117,100)	(127,345)
Net note payable	$8,277,165	$8,353,780
Current portion of note payable	$195,135	$183,650
Long-term note payable, net of debt issuance costs	8,082,030	8,170,130
Total	$8,277,165	$8,353,780

Future principal payments under the note payable obligation are as follows:

Years ending May 31:	Amount
2027	$195,135
2028	207,586
2029	220,485
2030	234,610
2031	249,645
Thereafter	7,286,804
Less: Unamortized debt issuance costs	(117,100)
Total	$8,277,165

Interest expense on the note payable for the three and six months ended May 31, 2026 and 2025 was as follows:

	For the three months ended	For the six months ended
	May 31, 2026	May 31, 2026
Interest expense on notes payable	$152,753	$336,169
Debt issuance costs	5,109	10,245
Total interest expense	$157,862	$346,414

	For the three months ended	For the six months ended
	May 31, 2025	May 31, 2025
Interest expense on notes payable	$239,154	$462,155
Debt issuance costs	5,219	10,465
Total interest expense	$244,373	$472,620

Note 6 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Six Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Numerator:
Net income	$554,586	$355,785	$601,694	$638,640
Denominator:
Weighted-average shares outstanding-basic	8,055,476	8,080,161	8,055,315	8,081,149
Dilutive common shares issuable upon exercise of stock options	-	45,559	17	77,595
Weighted-average shares-diluted	8,055,476	8,125,720	8,055,332	8,158,744
Income per share:
Basic	$0.07	$0.04	$0.07	$0.08
Diluted	$0.07	$0.04	$0.07	$0.08

For the three months ended May 31, 2026, the Company excluded the effect of 1,375,233 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the six months ended May 31, 2026, the Company excluded the effect of 1,361,478 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

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

Note 7 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of May 31, 2026, and November 30, 2025, there were 0 and 7,500 options issued, but not yet exercised, under the 2006 Plan, respectively. As of May 31, 2026, there were no shares available for future issuance under the 2006 Plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of May 31, 2026, there were 188,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2025, there were 188,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of May 31, 2026, there were no shares available for future issuance under the 2012 Plan.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. The 2022 Plan reserves 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). As of May 31, 2026, there were 471,655 service-based options issued and 715,000 market-based restricted options granted. As of November 30, 2025, there were 358,900 service-based options issued and 475,000 market-based restricted options granted. As of May 31, 2026, there were 258,345 shares available for future issuance under the 2022 Plan.

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

There were 13,755 and 112,755 options granted during the three and six months ended May 31, 2026, respectively.

There were 0 and 103,000 options granted during the three and six months ended May 31, 2025, respectively.

Variables used to determine the fair value of the options granted for the three and six months ended May 31, 2026 and 2025, respectively, are as follows:

	Three months ended		Six months ended
	May 31,	May 31,	May 31,	May 31,
	2026	2025	2026	2025
Weighted average values:
Expected dividends	6.50%	0%	6.50%	6.50%
Expected volatility	60.52%	—	62.72%	64.25%
Risk free interest rate	4.19%	—	3.76%	4.40%
Expected life	7.0 years	—	5.2 years	5.0 years

Stock option activity for options with only service-based vesting conditions for the six months ended May 31, 2026, was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2025	554,978	$6.87	3.56	$9,000
Granted	112,755	3.76		—
Exercised	(7,500)	3.10		3,900
Expired/forfeited	—	—		—
Outstanding at May 31, 2026	660,233	$6.38	3.41	$—
Exercisable at May 31, 2026	505,058	$6.73	3.16	$—

The weighted average grant date fair value of options granted during the six months ended May 31, 2026 and May 31, 2025 was $1.19 and $2.58, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either May 31, 2026 or November 30, 2025 as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three and six months ended May 31, 2026, the Company issued 7,500 and 7,500 common shares, respectively, to option holders who exercised options for $23,250 and $23,250, respectively.

During the three and six months ended May 31, 2025, the Company did not issue any common shares to option holders.

Significant option groups outstanding and exercisable at May 31, 2026 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$3.01 to $4.00	112,755	4.90	$3.76	32,996	$3.81
$4.01 to $5.00	124,200	2.76	$4.70	117,466	$4.72
$5.01 to $6.00	38,600	4.18	$5.86	29,264	$5.86
$6.01 to $7.00	86,933	3.05	$6.47	61,928	$6.48
$7.01 to $8.00	177,645	2.99	$7.52	168,309	$7.52
$8.01 to $9.00	75,000	3.65	$8.09	49,995	$8.09
$9.01 to $10.00	29,000	1.77	$9.37	29,000	$9.37
$12.01 to $13.00	16,100	4.43	$12.54	16,100	$12.54
	660,233	3.41	$6.38	505,058	$6.73

A summary of the status of the Company’s non-vested options as of May 31, 2026, and changes during the six months ended May 31, 2026, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2025	128,147	$2.60
Granted	112,755	1.19
Vested	(85,727)	1.91
Forfeited	—	—
Non-vested at May 31, 2026	155,175	$1.96

As of May 31, 2026, there was approximately $206,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 Plan, 2012 Plan and the 2022 Plan. The cost is expected to be recognized over a weighted-average period of 1.21 years as of May 31, 2026. The total fair value of shares vested during the six months ended May 31, 2026 was approximately $164,000.

Performance and market-based vesting condition options

On April 8, 2022, the Company granted 400,000 market-based vesting condition options to David Portnoy, Mark Portnoy, and Oleg Mikulinsky in the amounts of 280,000, 100,000, and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $12.27 and the calculated fair value of the options is $2.79. These stock options vest immediately when the price of the Company's stock reaches $25.00 per share during the seven-year option term. The grant of these options was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. For the six months ended May 31, 2026 and May 31, 2025, the Company recognized approximately $0 and $80,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of May 31, 2026 and November 30, 2025, there was approximately $0 and $0, respectively, of unrecognized compensation cost to be recognized.

On December 23, 2022, the Company entered into new two-year employment agreements (the "Agreements"), effective December 1, 2022, with David Portnoy and Mark Portnoy. Per the Agreements, David Portnoy and Mark Portnoy were awarded a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company's common stock, exercisable only if the Company's stock has a closing price at least once during the life of the option above $8.00. These options are considered to be market-based vesting condition options and accounting principles do not require the market condition to be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is

$4.30 and the calculated fair value of the options is $1.76. These stock options vest immediately when the price of the Company's stock reaches $8.00 per share during the five-year option term. The price of the Company's stock reached above $8.00 on March 26, 2024. As a result, the stock options vested immediately and the remaining compensation cost was recognized. As of the six months ended May 31, 2026 and May 31, 2025, the Company recognized approximately $0 and $0, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of May 31, 2026 and November 30, 2025, there was approximately $0 and $0, respectively, of unrecognized compensation cost to be recognized.

On January 7, 2026, the Company granted 240,000 market-based vesting condition options to David Portnoy, Mark Portnoy, Jill Taymans, and Oleg Mikulinsky in the amounts of 150,000, 50,000, 20,000 and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The options are divided into three equal tranches, each subject to both time-based vesting and stock-price performance conditions. The first tranche vests after the first anniversary of the grant date and upon the Company's common stock achieving an average closing price of at least $6 per share over 20 consecutive trading days. The second tranche vests after the second anniversary and upon achieving an average closing price of at least $8 per share over 20 consecutive trading days. The third tranche vests after the third anniversary and upon achieving an average closing price of at least $10 per share over 20 consecutive trading days, in each case subject to the reporting person's continued service to the Company. The exercise price of the options for David Portnoy and Mark Portnoy is $3.89. The exercise price of the options for Jill Taymans and Oleg Mikulinsky is $3.54. The calculated fair value of the options for David Portnoy and Mark Portnoy’s three tranches are $1.79, $1.82 and $1.84, respectively. The calculated fair value of the options for Jill Taymans and Oleg Mikulinsky’s three tranches are $1.74, $1.84, and $1.88, respectively. As of May 31, 2026 and May 31, 2025, the Company recognized approximately $57,000 and $0, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of May 31, 2026 and November 30, 2025, there was approximately $379,000 and $0, respectively, of unrecognized compensation cost to be recognized over the remaining service period of 2.60 years.

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

Legal Proceedings

On October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke University with the American Arbitration Association alleging that Duke fraudulently induced the Company to enter its Patent and Technology License Agreement with Duke and that Duke breached the agreement on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of the Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025, for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. The Company believes Duke’s counterclaims are without merit and intends to contest them vigorously. A final hearing on the Company’s claims and Duke’s counterclaims is scheduled to conclude in late July 2026. The Company believes that the resolution of the Duke counterclaims should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted (inclusive of the claims the Company asserts against Duke and the counterclaims Duke asserts against the Company), which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. As discussed further in Note 12, it is unlikely that the Company will be able to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke, spinoff Celle Corp. or otherwise obtain the benefits of the Duke License Agreement. Nor can there be any assurances the Company will open the Cryo-Cell Institute for Cellular Therapies. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies. See “Note 12” for additional information regarding Duke.

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

As of May 31, 2026, the Company had repurchased an aggregate of 6,821,969 shares of the Company’s common stock at an average price of $3.67 per share through open market and privately negotiated transactions under the Company’s share repurchase plan. The Company purchased no shares during the six months ended May 31, 2026 and the Company purchased 18,008 shares (at an average price of $4.92 per share) of the Company’s common stock during the six months ended May 31, 2025.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of May 31, 2026 and November 30, 2025. As of May 31, 2026 and November 30, 2025, 6,821,969 were held as treasury stock.

Note 11 – Leases

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of May 31, 2026 and November 30, 2025:

	May 31, 2026	November 30, 2025
Assets
Operating lease right-of-use asset	$621,943	$819,626
Liabilities
Current portion of operating lease liabilities	$421,888	$430,221
Operating lease long-term liabilities	260,664	474,628
Total lease liability	$682,552	$904,849

The maturity of the Company’s lease liabilities at May 31, 2026 were as follows:

Future Operating
Fiscal Year Ending May 31,	Lease Payments
2027	458,701
2028	267,225
Less: Imputed interest	(43,374)
Present value of lease liabilities	$682,552

The remaining lease term and discount rates are as follows:

	May 31, 2026	November 30, 2025
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	1.57	2.03
Discount rate (percentage)
Operating lease	7.5%	7.5%

Supplemental cash flow information related to leases is as follows:

	Three months ended
	May 31, 2026	May 31, 2025
Operating cash outflows from operating leases	$133,614	$126,629

	Six months ended
	May 31, 2026	May 31, 2025
Operating cash outflows from operating leases	$264,515	$253,257

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

On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025 for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. A final hearing on the Company’s claims and Duke’s counterclaims is scheduled to conclude in late July 2026.

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

Stem cells are found in umbilical cord blood (“cord blood stem cells”) and can be collected and stored after a baby is born. Over 60,000 cord blood stem cell transplants have been performed to date. The Company believes that many parents will want to save and store these cells for potential future use by their family, either for the donor or for another family member. Today, stem cell transplants are known and accepted treatments for nearly 80 diseases, we believe, a number of them life-threatening. With continued research in this area of medical technology, other therapeutic uses for cord blood stem cells are being explored. Moreover, researchers believe they may be utilized in the future for treating diseases that currently have no cure.

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

The Company intends to continue offering cord blood and cord tissue banking services to expectant parents and relying on both online advertising and its national team of field cord blood educators to enroll new clients. A significant portion of its new enrollments are generated from returning customers and referrals. Many of the Company’s clients choose to enter into either multiyear storage contracts, which results in deferred revenues that are recognized over the life of the storage contracts.

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

Results of Operations – Six-Month Period Ended May 31, 2026 Compared to the Six-Month Period Ended May 31, 2025

Revenue. Revenue for the six months ended May 31, 2026 was $15,459,230 as compared to $15,897,723 for the same period in 2025.

Processing and Storage Fees. For six months ended May 31, 2026 and May 31, 2025 processing and storage fees were $15,358,559 and $15,737,607, respectively. The decrease in processing and storage fee revenue is attributable to a 3% increase in recurring annual storage fee revenue offset by a 14% decrease in the number of new domestic cord blood specimens processed in the first six months of fiscal 2026 versus the same period in 2025.

Product Revenue. For the six months ended May 31, 2026, revenue from the product sales was $52,776 compared to $35,349 for the six months ended May 31, 2025.

Public Cord Blood Banking Revenue. For the six months ended May 31, 2026, revenue from the public cord blood banking sales was $47,895 compared to $124,767 for the six months ended May 31, 2025. The change in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the six months ended May 31, 2026 was $3,333,151 as compared to $3,841,127 for the same period in 2025, representing a 13% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $70,000 and $66,000 for the six months ended May 31, 2026 and May 31, 2025, respectively. Cost of Sales also includes $17,970 and $11,242 for the six months ended May 31, 2026 and May 31, 2025, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $216,721 and $476,142 for the six months ended May 31, 2026 and May 31, 2025, respectively, related to the public banks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended May 31, 2026 were $9,629,846 as compared to $8,896,142 for the 2025 period representing a 8% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the six months ended May 31, 2026 were $165,542 as compared to $229,854 for the 2025 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the six months ended May 31, 2026 was $368,216 compared to $381,955 for the 2025 period.

Interest Expense. Interest expense during the six months ended May 31, 2026, was $904,626 compared to $1,046,088 during the comparable period in 2025, of which, $346,414 and $472,620, respectively, related to the credit and subordination agreements with Susser Bank as described in Note 5. Interest expense also includes of $554,481 and $567,182 as of the six months ended May 31, 2026 and May 31, 2025, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

Income Taxes. U.S. income tax expense for the six months ended May 31, 2026 was $296,396 compared to $470,181 for the six months ended May 31, 2025.

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

Results of Operations – Three-Month Period Ended May 31, 2026 Compared to the Three-Month Period Ended May 31, 2025

Revenue. Revenue for the three months ended May 31, 2026 was $7,776,113 as compared to $7,928,843 for the same period in 2025, a 2% decrease.

Processing and Storage Fees. For three months ended May 31, 2026 and May 31, 2025 processing and storage fees were $7,715,446 and $7,871,719 respectively. The decrease in processing and storage fee revenue is attributable to a 3% increase in recurring annual storage fee revenue offset by a 11% decrease in the number of new domestic cord blood specimens processed in the first six months of fiscal 2026 versus the same period in 2025.

Product Revenue. For the three months ended May 31, 2026, revenue from the product sales was $14,182 compared to $14,436 for the three months ended May 31, 2025.

Public Cord Blood Banking Revenue. For the three months ended May 31, 2026, revenue from the public cord blood banking sales was $46,485 compared to $42,688 for the three months ended May 31, 2025.

Cost of Sales. Cost of sales for the three months ended May 31, 2026 was $1,676,663 as compared to $1,856,539 for the same period in 2025, representing an 10% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of approximately $34,000 and $35,000 for the three months ended May 31, 2026 and May 31, 2025, respectively. Cost of Sales also includes $5,783 and $4,283 for the three months ended May 31, 2026 and May 31, 2025, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $116,421 and $200,148 for the three months ended May 31, 2026 and May 31, 2025, respectively, related to the public banks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended May 31, 2026 were $4,617,999 as compared to $4,257,857 for the 2025 period representing a 8% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended May 31, 2026 were $99,781 as compared to $131,711 for the 2025 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended May 31, 2026 was $184,329 compared to $190,102 for the 2025 period.

Interest Expense. Interest expense during the three months ended May 31, 2026, was $441,917 compared to $551,126 during the comparable period in 2025, of which, $157,862 and $244,373, respectively, related to the credit and subordination agreements with Susser Bank as described in Note 5. Interest expense also includes of $283,468 and $304,030 as of the three months ended May 31, 2026 and May 31, 2025, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

Income Taxes. U.S. income tax expense for the three months ended May 31, 2026 was $273,195 compared to $219,318 for the three months ended May 31, 2025.

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

At May 31, 2026, the Company had cash and cash equivalents of $507,302 as compared to $319,031 at November 30, 2025. The decrease in cash and cash equivalents during the six months ended May 31, 2026 was primarily attributable to the following:

•
Net cash provided by operating activities for the six months ended May 31, 2026 was $2,497,738 which was attributable to the Company’s operating activities.
•
Net cash provided by operating activities for the six months ended May 31, 2025 was $1,661,077 which was attributable to the Company’s operating activities.
•
Net cash from investing activities for the six months ended May 31, 2026 was $54,143 which was primarily attributable to $99,766 used to purchase equipment and $656,703 used to purchase marketable securities, which was offset by the sale of marketable securities in the amount of $810,612.
•
Net cash used in investing activities for the six months ended May 31, 2025 was $1,790,284 which was primarily attributable to $124,461 used to purchase equipment and $2,574,249 used to purchase marketable securities, which was offset by the sale of marketable securities in the amount of $793,426 and the sale of equipment in the amount of $115,000.
•
Net cash used in financing activities for the six months ended May 31, 2026 was $2,363,610 which was primarily attributable to the proceeds received from the line of credit with Susser Bank described above in the amount of $1,200,000, which were offset by payments of $3,586,860 to partially repay the Susser Bank note payable and line of credit described above and proceeds of $23,250 from the exercise of stock options.
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

The Company has a revolving line of credit, described above. The balance as of May 31, 2026 is $0 and is reflected on the accompanying balance sheet.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke University with the American Arbitration Association alleging that Duke fraudulently induced the Company to enter its Patent and Technology License Agreement with Duke and that Duke breached the agreement on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of the Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025, for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. The Company believes Duke’s counterclaims are without merit and intends to contest them vigorously. A final hearing on the Company’s claims and Duke’s counterclaims is scheduled to conclude in late July 2026. The Company believes that the resolution of the Duke counterclaims should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted (inclusive of the claims the Company asserts against Duke and the counterclaims Duke asserts against the Company), which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. As discussed further in Note 12, it is unlikely that the Company will be able to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke, spinoff Celle Corp. or otherwise obtain the benefits of the Duke License Agreement. Nor can there be any assurances the Company will open the Cryo-Cell Institute for Cellular Therapies. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies. See “Note 12”and "the Risk Factors" set forth in the Company's Annual Report on Form 10-K on February 27, 2026 for additional information regarding Duke.

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

Our common stock currently trades on the NYSE American LLC (the “NYSE American”), and we are subject to certain NYSE American continued listing requirements and standards. On March 9, 2026, we received notice from NYSE American that the Company is not in compliance with the continued listing standards set forth in Section 1003(a) of the NYSE American Company Guide. In accordance with NYSE American procedures, the Company submitted a plan of compliance to NYSE American on April 8, 2026, addressing how it intends to regain compliance with the continued listing standards. The NYSE American accepted the plan on May 6, 2026 and granted the Company an extension of time until September 9, 2027 to regain compliance. There can be no assurance that the Company will be able to regain compliance with Section 1003 a) of the NYSE American Company Guide or that the Company will otherwise be in compliance with other applicable NYSE American listing rules. We may need to raise additional capital to regain compliance, of which there can be no assurance. We may also incur costs that we have not previously incurred for expenses for compliance with the rules and requirements of the NYSE American. If the Company fails to satisfy NYSE American’s continued listing requirements, NYSE American may take steps to delist its Common Stock. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the NYSE American’s continued listing standards. Delisting of the common stock could depress the price of our stock, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

The Company may not regain compliance with the continued listing requirements.

The Company submitted the Plan of Compliance to the NYSE American. The NYSE American accepted the Company’s Plan on May 6, 2026 and granted the Company an extension of time until September 9, 2027 to regain compliance. During the plan period, the Company’s common stock will continue to be listed and traded on NYSE American, subject to the Company’s compliance with the initiatives and conditions set forth in the compliance plan and continued periodic review by NYSE. If the Company is not in compliance with the continued listing standards by September 9, 2027, or if the Company does not make progress consistent with the plan during the plan period, the Company will be subject to delisting procedures as set forth in the NYSE American Company Guide. There can be no assurance that the Company will be able to achieve compliance with the NYSE American’s continued listing standards within the required timeframe.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) RECENT SALES OF UNREGISTERED SECURITIES

None.

(b) USE OF PROCEEDS FROM SECURITIES

(c) ISSUER PURCHASE OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 - 31, 2026	—	$—	—	1,178,031
April 1 - 30, 2026	—	$—	—	1,178,031
May 1 - 31, 2026	—	$—	—	1,178,031

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) Director and Officer Trading Plans and Arrangements. During the three months ended May 31, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

(a)
Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.3 (3)	Purchase Agreement between Scannell Properties #502, LLC and Cryo-Cell International, Inc. dated March 14, 2022.
10.4 (4)	2022 Equity Incentive Plan.
10.5 (5)	Commercial Lease
10.6 (6)	Fourth Amendment to Credit Agreement
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company's Quarterly Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 16, 2022.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10Q filed on April 13, 2022.
(5)	Incorporated by reference to the Company's Quarterly Report on Form 10Q filed on July 15, 2024.
(6)	Incorporated by reference to the Company's Quarterly Report on Form 10Q filed on July 15, 2025.

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

Date: July 15, 2026