Form 10-Q
period 2026-08-31
CRYO CELL INTERNATIONAL INC
filed 2026-10-09
CIK 862692

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2026

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 9, 2026, 8,062,650 shares of $0.01 par value common stock were outstanding.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 31,	November 30,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$1,425,663	$319,031
Marketable securities	2,803,292	2,977,013
Accounts receivable (net of allowance for
doubtful accounts of $4,366,902 and $4,306,410, respectively)	6,833,879	6,846,180
Prepaid expenses	490,985	573,218
Inventory, current portion	533,557	408,794
Other current assets	1,084,964	633,985
Total current assets	13,172,340	11,758,221
Property and Equipment-net	20,541,106	21,034,372
Other Assets
Intangible assets, net	829,611	863,074
Inventory, net of current portion	700,000	776,000
Goodwill	1,941,411	1,941,411
Deferred tax assets	23,620,711	23,620,711
Operating lease right-of-use asset	529,033	819,626
Deposits and other assets, net	968,487	915,099
Total other assets	28,589,253	28,935,921
Total assets	$62,302,699	$61,728,514
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,420,910	$2,870,771
Accrued expenses	2,565,375	4,278,027
Note payable	199,184	183,650
Line of credit	-	2,300,000
Current portion of operating lease liability	426,861	430,221
Deferred revenue	9,719,618	9,730,318
Total current liabilities	15,331,948	19,792,987

Other Liabilities
Deferred revenue, net of current portion	54,252,512	50,974,678
Note payable, net of current portion and debt issuance costs	8,040,405	8,170,130
Operating lease long-term liability	150,342	474,628
Long-term liability - revenue sharing agreements	875,000	875,000
Other liabilities	47,020	47,020
Total other liabilities	63,365,279	60,541,456
Total liabilities	78,697,227	80,334,443

Commitments and contingencies (Note 9)	—	—

Stockholders' Deficit
Preferred stock ($.01 par value, 500,000 authorized and none issued and outstanding)	—	—
Series A Junior participating preferred stock ($.01 par value, 20,000 authorized and none issued and outstanding)	—	—
Common stock ($.01 par value, 20,000,000 authorized; 14,884,619 issued and 8,062,650 outstanding as of August 31, 2026 and 14,877,119 issued and 8,055,150 outstanding as of November 30, 2025)	148,846	148,771
Additional paid-in capital	45,047,738	44,708,596
Treasury stock, at cost	(25,025,058)	(25,025,058)
Accumulated deficit	(36,566,054)	(38,438,238)
Total stockholders' deficit	(16,394,528)	(18,605,929)
Total liabilities and stockholders' deficit	$62,302,699	$61,728,514

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2026	2025	2026	2025
Revenue:
Processing and storage fees	$7,650,234	$7,820,877	$23,008,793	$23,558,484
Public banking revenue	135,000	4,119	182,895	128,886
Product revenue	38,922	436	91,698	35,785
Total revenue	7,824,156	7,825,432	23,283,386	23,723,155
Costs and Expenses:
Cost of sales	1,613,213	1,801,419	4,946,364	5,642,546
Selling, general and administrative expenses	3,779,109	3,876,159	13,408,955	12,772,301
Research, development and related engineering	53,624	61,625	219,166	291,479
Depreciation and amortization	184,479	185,693	552,695	567,648
Total costs and expenses	5,630,425	5,924,896	19,127,180	19,273,974
Operating Income	2,193,731	1,900,536	4,156,206	4,449,181
Other Income (Expense):
Gains (losses) on marketable securities	69,755	(193,886)	(98,684)	(604,619)
Other income	267	17,565	8,947	34,562
Interest expense	(438,305)	(538,219)	(1,342,931)	(1,584,307)
Total other (expense) income	(368,283)	(714,540)	(1,432,668)	(2,154,364)
Income before income tax expense	1,825,448	1,185,996	2,723,538	2,294,817
Income tax expense	(554,958)	(436,588)	(851,354)	(906,769)
Net income	$1,270,490	$749,408	$1,872,184	$1,388,048
Net income per common share - basic	$0.16	$0.09	$0.23	$0.17
Weighted average common shares outstanding - basic	8,062,650	8,057,780	8,057,778	8,073,303
Net income per common share - diluted	$0.16	$0.09	$0.23	$0.17
Weighted average common shares outstanding - diluted	8,065,142	8,073,654	8,057,920	8,126,614

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31,	August 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,872,184	$1,388,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	728,374	742,231
Loss on sale of property and equipment	—	48,304
Losses on marketable securities	98,684	604,619
Compensatory element of stock options	315,967	374,198
Provision for doubtful accounts	923,595	780,197
Amortization of debt issuance costs	15,326	15,657
Amortization of operating lease right-of-use asset	290,593	295,654
Changes in assets and liabilities:
Accounts receivable	(911,294)	(304,483)
Prepaid expenses	82,233	19,125
Inventory	(48,763)	79,730
Other current assets	(450,979)	109,604
Deposits and other assets, net	(53,388)	(92,144)
Accounts payable	(449,861)	741,407
Accrued expenses	(1,712,652)	(3,525,297)
Operating lease liability	(327,646)	(317,744)
Deferred revenue	3,267,134	3,238,687
Net cash from operating activities	3,639,507	4,197,793
Cash flows from investing activities:
Purchases of property and equipment	(201,645)	(163,249)
Sale of property and equipment	—	115,000
Purchases of marketable securities	(900,042)	(3,160,145)
Sale of marketable securities	975,079	2,522,711
Net cash from (used) in investing activities	(126,608)	(685,683)
Cash flows used in financing activities:
Treasury stock purchases	—	(169,502)
Repayments of note payable	(129,517)	(110,235)
Repayment of line of credit	(3,500,000)	(7,120,000)
Proceeds from the exercise of stock options	23,250	23,101
Proceeds from line of credit	1,200,000	6,800,000
Dividends paid	—	(3,231,227)
Net cash used in financing activities	(2,406,267)	(3,807,863)

Increase (Decrease) in cash and cash equivalents	1,106,632	(295,753)
Cash and cash equivalents - beginning of period	319,031	560,960

Cash and cash equivalents - end of period	$1,425,663	$265,207

Supplemental non-cash operating activities:
Lease liability arising from right-of-use asset	$—	$396,163
Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,330,944	$1,533,485
Income taxes	$1,395,084	$2,833,737

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	For the Three Months Ended August 31, 2026
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit

Balance at May 31, 2026	14,884,619	$148,846	$44,955,224	$(25,025,058)	$(37,836,544)	$(17,757,532)
Compensatory element of stock options			92,514			$92,514
Net income					1,270,490	$1,270,490
Balance at August 31, 2026	14,884,619	$148,846	$45,047,738	$(25,025,058)	$(36,566,054)	$(16,394,528)

	For the Nine Months Ended August 31, 2026
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2025	14,877,119	$148,771	$44,708,596	$(25,025,058)	$(38,438,238)	$(18,605,929)
Exercise of stock options	7,500	75	23,175			23,250
Compensatory element of stock options			315,967			315,967
Net income					1,872,184	1,872,184
Balance at August 31, 2026	14,884,619	$148,846	$45,047,738	$(25,025,058)	$(36,566,054)	$(16,394,528)

	For the Three Months Ended August 31, 2025
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at May 31, 2025	14,849,619	$148,696	$44,605,887	$(24,944,175)	$(35,370,213)	$(15,559,805)
Exercise of stock options	7,500	75	23,026			23,101
Compensatory element of stock options			36,780			36,780
Treasury stock				(80,883)		(80,883)
Net income					749,408	749,408
Balance at August 31, 2025	14,857,119	$148,771	$44,665,693	$(25,025,058)	$(34,620,805)	$(14,831,399)

	For the Nine Months Ended August 31, 2025
			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance at November 30, 2024	14,849,619	$148,696	$44,268,469	$(24,855,556)	$(32,777,626)	$(13,216,017)
Exercise of stock options	7,500	75	23,026			23,101
Compensatory element of stock options			374,198			374,198
Treasury stock				(169,502)		(169,502)
Dividends declared ($0.40 per share)					(3,231,227)	(3,231,227)
Net income					1,388,048	1,388,048
Balance at August 31, 2025	14,857,119	$148,771	$44,665,693	$(25,025,058)	$(34,620,805)	$(14,831,399)

The accompanying notes are an integral part of these consolidated financial statements.

CRYO-CELL INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2026

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

The unaudited consolidated financial statements including the Consolidated Balance Sheets as of August 31, 2026 and November 30, 2025, the related Consolidated Statements of Income for the three and nine months ended August 31, 2026 and 2025, Consolidated Cash Flows for the nine months ended August 31, 2026 and August 31, 2025 and Consolidated Stockholders’ Deficit for the three and nine months ended August 31, 2026 and 2025 have been prepared by Cryo-Cell International, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain financial information and note disclosures, which are normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2025 Annual Report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flows for all periods presented have been made. The results of operations for the three and nine months ended August 31, 2026 and 2025 are not necessarily indicative of the results expected for any interim period in the future or the entire year ending November 30, 2026.

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

As of August 31, 2026, the total aggregate transaction price allocated to the unsatisfied performance obligations was recorded as deferred revenue amounting to $63,972,130, which will be recognized ratably on a straight-line basis over the contractual period of which $9,719,618, will be recognized over the next twelve months.

Variable consideration

In December 2005, the Company began providing its customers that enrolled after December 2005 a payment warranty under which the Company agrees to pay $50,000 to its client if the umbilical cord blood product retrieved is used for a stem cell transplant for the donor or an immediate family member and fails to engraft, subject to various restrictions. Effective February 1, 2012, the Company increased the $50,000 payment warranty to a $75,000 payment warranty to all of its new clients. Effective June 1, 2017, the Company increased the payment warranty to $100,000 to all new clients who choose the premium processing method, PrepaCyte CB. Additionally, under the Cryo-Cell CaresTMprogram, the Company will pay $10,000 to the client to offset personal expenses if the umbilical cord blood product is used for bone marrow reconstitution in a myeloablative transplant procedure. The product warranty and the Cryo-Cell Cares program are available to clients who enroll under this structure for as long as the specimen is stored with the Company. In the processing and storage agreements, the Company provides limited rights which are offered to customers automatically upon contract execution. The Company has determined that the payment warranty represents variable consideration payable to the customer.

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

The Company has determined that payments under the Company’s refer-a-friend program (“RAF program”) are incremental costs of obtaining a contract as they provide an incentive for existing customers to refer new customers to the Company and is referred to as commission. The amount paid under the RAF program (either through issuance of credits to customers or check payments) which exceeds the typical commission payment to a sales representative is recorded as a reduction to revenue under ASC 606. During the three and nine months ended August 31, 2026, the Company recorded $7,277 and $20,896, respectively, in commission payments to customers under the RAF program as a reduction to revenue. During the three and nine months ended August 31, 2025, the Company recorded

$8,867 and $27,350, respectively, in commission payments to customers under the RAF program as a reduction to revenue. For the three and nine months ended August 31, 2026 the Company capitalized additional contract acquisition costs of $30,142 and $91,017, respectively, net of amortization. For the three and nine months ended August 31, 2025, the Company capitalized additional contract acquisition costs of $27,702 and $88,543, respectively, net of amortization expense.

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

Disaggregation of Revenue

The revenue as reflected in the statements of income is disaggregated by products and services.

The following table provides information about assets and liabilities from contracts with customers:

	August 31, 2026	November 30, 2025
Contract assets (sales commissions)	$909,108	$855,142
Accounts receivable	$6,833,879	$6,846,180
Short-term contract liabilities (deferred revenue)	$9,719,618	$9,730,318
Long-term contract liabilities (deferred revenue)	$54,252,512	$50,974,678

The Company, in general, requires the customer to pay for processing and storage services at the time of processing. Contract assets include deferred contract acquisition costs, which will be amortized along with the associated revenue. Contract liabilities include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. Accounts receivable consists of amounts due from clients that have enrolled and processed in the umbilical cord blood stem cell processing and storage programs related to renewals of annual plans and amounts due from license affiliates, and sublicensee territories. The Company did not have asset impairment charges related to contract assets in the three and nine months ended August 31, 2026 and 2025.

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended August 31, 2026:

	Balance at December 1, 2025	Additions	Deductions	Balance at August 31, 2026
Contract assets (sales commissions)	$855,142	$91,017	$(37,051)	$909,108
Accounts receivable	$6,846,180	$27,966,402	$(27,978,703)	$6,833,879
Contract liabilities (deferred revenue)	$60,704,996	$24,372,558	$(21,105,424)	$63,972,130

The following table presents changes in the Company’s contract assets and liabilities during the nine months ended August 31, 2025:

	Balance at December 1, 2024	Additions	Deductions	Balance at August 31, 2025
Contract assets (sales commissions)	$775,147	$88,543	$(32,232)	$831,458
Accounts receivable	$7,309,094	$30,869,785	$(31,345,499)	$6,833,380
Contract liabilities (deferred revenue)	$56,345,564	$19,375,191	$(16,136,504)	$59,584,251

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

Inventories

The Company has an agreement with Duke University (“Duke”) to receive, process, and store cord blood units for the Public Cord Blood Bank (“Duke Services”). As of August 31, 2026, the Company had approximately 6,000 cord blood units in inventory. These units are valued at the lower of cost or net realizable value. Costs include the cost of collecting, transporting, processing and storing the unit. Costs charged by Duke for their Duke Services are based on a monthly fixed fee for processing and storing 36 blood units per year. The Company computes the cost per unit for these Duke Services and capitalizes the unit cost on all blood units shipped and stored in a year at Duke. If the Company ships and stores less than 36 blood units with Duke in a one-year period, a portion of these fixed costs are expensed and included in facility operating costs. Certain costs of collection incurred, such as the cost of collection staff and transportation costs incurred to ship Public Bank units from hospitals to the stem cell laboratory are allocated to banked units based on an average cost method. The change in the number of expected units to be sold could have a significant impact on the estimated net realizable value of banked units which could have a material effect on the value of the inventory. Costs incurred related to cord blood units that cannot be sold are expensed in the period incurred and are included in facility operating costs in the accompanying statements of operations. The Company records a reserve against inventory for units which have been processed and frozen but may not ultimately become distributable (see Note 3).

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. For the nine months ended August 31, 2026 and August 31, 2025, the Company had no provisions for interest or penalties related to uncertain tax positions.

Long-Lived Assets

The Company evaluates the realizability of its long-lived assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or when significant economic slowdowns are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment and carrying value is in excess of fair value, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate. The Company did not note any impairment for the three and nine months ended August 31, 2026 and 2025.

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

Stock Compensation

As of August 31, 2026, the Company has three stock-based compensation plans, which are described in Note 7 to the unaudited consolidated financial statements: the 2006 Plan, 2012 Plan and the 2022 Plan. The 2006 and 2012 Plans will remain in effect as long as any awards under it are outstanding; however, no further awards may be granted under either plan. The 2022 Plan became effective April 8, 2022 as approved by the Board of Directors and approved by the stockholders at the 2022 Annual Meeting. The Company recognized $315,967 and $374,198 for the nine months ended August 31, 2026 and August 31, 2025 respectively, of stock compensation expense. The Company recognized $92,514 and $36,782 for the three months ended August 31, 2026 and August 31, 2025, respectively, of stock option compensation expense.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2026 and November 30, 2025, respectively, segregated among the appropriate levels within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at August 31, 2026 Using
Description	August 31, 2026	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,803,292	$2,803,292	$—	$—
Total	$2,803,292	$2,803,292	$—	$—

	Fair Value at	Fair Value Measurements at November 30, 2025 Using
Description	November 30, 2025	Level 1	Level 2	Level 3
Assets:
Marketable securities	$2,977,013	$2,977,013	$—	$—
Total	$2,977,013	$2,977,013	$—	$—

The following is a description of the valuation techniques used for these items, as well as the general classification of such items pursuant to the fair value hierarchy:

Marketable securities - Equity securities with readily determinable fair values are measured at fair value with the changes in fair value recognized through net income. There was $69,755 and ($98,684) in unrealized holding gains and losses, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and nine months ended August 31, 2026, respectively. There was ($193,886) and ($604,619) in unrealized holding losses, respectively, recorded in other income and expense on the accompanying consolidated statements of income for the three and nine months ended August 31, 2025, respectively.

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

As discussed above, the Company has determined that the payment warranty represents variable consideration payable to the customer. In accordance with ASC 606, the Company has concluded the payment warranty be fully constrained under the most likely amount method; therefore, the transaction price does not reflect any expectation of service level credits at August 31, 2026 and November 30, 2025. At the end of each reporting period, the Company shall update the estimated transaction price related to the payment guarantee including updating its assessment of whether an estimate of variable consideration is constrained to represent faithfully the circumstances present at the end of the reporting period and the changes in circumstances during the reporting period.

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

The following table shows, by segment: net revenue, cost of sales, depreciation and amortization, operating profit, and interest expense for the three and nine months ended August 31, 2026 and 2025:

	For the three months ended August 31,
	2026	2025
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$7,650,234	$7,820,877
PrepaCyte CB	38,922	436
Public cord blood banking	135,000	4,119
Total net revenue	$7,824,156	$7,825,432
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$1,434,684	$1,666,952
PrepaCyte CB	18,848	2,295
Public cord blood banking	159,681	132,172
Total cost of sales	$1,613,213	$1,801,419
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$2,198,587	$2,032,929
PrepaCyte CB	19,825	(4,340)
Public cord blood banking	(24,681)	(128,053)
Total operating profit	$2,193,731	$1,900,536
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$184,230	$183,212
PrepaCyte CB	249	2,481
Public cord blood banking	—	—
Total depreciation and amortization	$184,479	$185,693
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$438,305	$538,219
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$438,305	$538,219

	For the nine months ended August 31,
	2026	2025
Net revenue:
Umbilical cord blood and cord tissue stem cell service	$23,008,793	$23,558,484
PrepaCyte CB	91,698	35,785
Public cord blood banking	182,895	128,886
Total net revenue	$23,283,386	$23,723,155
Cost of sales:
Umbilical cord blood and cord tissue stem cell service	$4,533,144	$5,020,695
PrepaCyte CB	36,818	13,537
Public cord blood banking	376,402	608,314
Total cost of sales	$4,946,364	$5,642,546
Operating profit:
Umbilical cord blood and cord tissue stem cell service	$4,295,579	$4,922,731
PrepaCyte CB	54,134	5,878
Public cord blood banking	(193,507)	(479,428)
Total operating profit	$4,156,206	$4,449,181
Depreciation and amortization:
Umbilical cord blood and cord tissue stem cell service	$551,949	$551,278
PrepaCyte CB	746	16,370
Public cord blood banking	—	—
Total depreciation and amortization	$552,695	$567,648
Interest expense:
Umbilical cord blood and cord tissue stem cell service	$1,342,931	$1,584,307
PrepaCyte CB	—	—
Public cord blood banking	—	—
Total interest expense	$1,342,931	$1,584,307

The following table shows the assets by segment as of August 31, 2026 and November 30, 2025:

	As of	As of
	August 31, 2026	November 30, 2025
Assets:
Umbilical cord blood and cord tissue stem cell service	$61,402,075	$60,788,322
PrepaCyte CB	87,714	135,379
Public cord blood banking	812,910	804,813
Total assets	$62,302,699	$61,728,514

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

The components of inventory at August 31, 2026 and November 30, 2025 are as follows:

	As of August 31, 2026	As of November 30, 2025
Raw materials	$—	$—
Work-in-process	424,115	229,698
Work-in-process – Public Bank	—	—
Finished goods	62,175	131,777
Finished goods – Public Bank	722,913	803,274
Collection kits	32,072	27,763
Inventory reserve	(7,718)	(7,718)
Total inventory	$1,233,557	$1,184,794

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

.

Intangible assets were as follows as of August 31, 2026 and November 30, 2025:

	Useful lives	August 31, 2026	November 30, 2025
Patents	10-20 years	$697,744	$697,744
Less: Intangible asset impairment		(377,810)	(377,810)
Less: Accumulated amortization		(192,400)	(183,682)
License agreement	10 years	474,000	474,000
Less: Intangible asset impairment		(185,000)	(185,000)
Less: Accumulated amortization		(285,967)	(285,818)
Customer relationships – PrepaCyte®CB	15 years	41,000	41,000
Less: Intangible asset impairment		(26,267)	(26,267)
Less: Accumulated amortization		(11,689)	(11,093)
Brand	1 year	31,000	31,000
Less: Accumulated amortization		(31,000)	(31,000)
Customer relationships – Cord:Use	30 years	960,000	960,000
Less: Accumulated amortization		(264,000)	(240,000)
Net Intangible Assets		$829,611	$863,074

Amortization expense of intangibles was approximately $11,000 and $13,000 for the three months ended August 31, 2026 and August 31, 2025, respectively. Amortization expense of intangibles was approximately $33,000 and $47,000 for the nine months ended August 31, 2026 and August 31, 2025.

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

For the three months ended August 31, 2026 and August 31, 2025, the Company incurred interest expense of $147,587 and $244,006, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. As of the nine months ended August 31, 2026 and August 31, 2025, the Company incurred interest expense of $483,756 and $706,161, respectively, which is reflected in interest expense on the accompanying consolidated statements of income. The interest rates for the RCF and Term Note as of August 31, 2026 were 0% and 6.89%, respectively. The interest rates for the RCF and Term Note as of August 31, 2025 were 7.50% and 7.60%, respectively.

The average outstanding balance during the nine months ended August 31, 2026 for the revolving line of credit was $812,409. The average outstanding balance during the twelve months ended November 30, 2025 for the revolving line of credit was $3,360,822. The revolving line of credit balance as of August 31, 2026 and November 30, 2025 was $0 and $2,300,000, respectively, and is reflected on the accompanying consolidated balance sheet.

The Company incurred debt issuance costs related to the term loan in the amount of $196,501 which is recorded as a direct reduction of the carrying amount of the note payable and amortized over the life of the loan. As of the three months ended August 31, 2026 and August 31, 2025, $5,081 and $5,192, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income. As of the nine months ended August 31, 2026 and August 31, 2025, $15,326 and $15,657, respectively, of the debt issuance costs were amortized and are reflected in interest expense on the accompanying consolidated statements of income.

The Credit Agreement contains customary affirmative and negative covenants, including requirements that the Company maintain (i) a leverage ratio of no more than 3.50 to 1.00 and (ii) a debt service coverage ratio of not less than 1.25 to 1.00, each determined as of the last day of each fiscal quarter for the four-fiscal-quarter period then ended.

As of August 31, 2026 and November 30, 2025, the note payable obligation was as follows:

	August 31, 2026	November 30, 2025
Note payable - Susser	$8,351,608	$8,481,125
Unamortized debt issuance costs - Susser	(112,019)	(127,345)
Net note payable	$8,239,589	$8,353,780
Current portion of note payable	$199,184	$183,650
Long-term note payable, net of debt issuance costs	8,040,405	8,170,130
Total	$8,239,589	$8,353,780

Future principal payments under the note obligation are as follows:

Years ending August 31:	Amount
2027	$199,184
2028	210,387
2029	223,851
2030	238,197
2031	253,460
Thereafter	7,226,529
Less: Unamortized debt issuance costs	(112,019)
Total	$8,239,589

Interest expense on the RCF and Term Note for the three and nine months ended August 31, 2026 and 2025 was as follows:

	For the three months ended	For the nine months ended
	August 31, 2026	August 31, 2026
Interest expense on notes payable	$147,587	$483,756
Debt issuance costs	5,081	15,326
Total interest expense	$152,668	$499,082

	For the three months ended	For the nine months ended
	August 31, 2025	August 31, 2025
Interest expense on notes payable	$244,006	$706,161
Debt issuance costs	5,192	15,657
Total interest expense	$249,198	$721,818

Note 6 – Income per Common Share

The following table sets forth the calculation of basic and diluted net income per common share:

	Three Months Ended		Nine Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Numerator:
Net income	$1,270,490	$749,408	$1,872,184	$1,388,048
Denominator:
Weighted-average shares outstanding-basic	8,062,650	8,057,780	8,057,778	8,073,303
Dilutive common shares issuable upon exercise of stock options	2,492	15,874	142	53,311
Weighted-average shares-diluted	8,065,142	8,073,654	8,057,920	8,126,614
Income per share:
Basic	$0.16	$0.09	$0.23	$0.17
Diluted	$0.16	$0.09	$0.23	$0.17

For the three months ended August 31, 2026, the Company excluded the effect of 1,297,478 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive. For the nine months ended August 31, 2026, the Company excluded the effect of 1,361,478 outstanding options from the computation of diluted earnings per share, as the effect of potentially dilutive shares from the outstanding stock options would be anti-dilutive.

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

Note 7 – Stockholders’ Equity

Employee Stock Incentive Plan

The Company maintains the 2006 Stock Incentive Plan (the “2006 Plan”) under which it has reserved 1,000,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, stock-appreciation rights (commonly referred to as “SARs”) and stock awards (i.e., performance options to purchase shares and performance units). As of August 31, 2026, and November 30, 2025, there were 0 and 7,500 options issued, but not yet exercised, under the 2006 Plan, respectively. As of August 31, 2026, there were no shares available for future issuance under the 2006 Plan. The 2006 Plan will remain in effect as long as any awards under it are outstanding; however, no further awards may be granted under the plan.

The Company maintains the 2012 Equity Incentive Plan (the “2012 Plan”) which became effective December 1, 2011 as approved by the Board of Directors and approved by the stockholders at the 2012 Annual Meeting on July 10, 2012. The 2012 Plan originally reserved 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). In May 2012, the Board of Directors approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock reserved for issuance to 2,500,000 shares. In October 2019, the Board of Directors approved amendments to the plan, subject to ratification by the stockholders, which occurred at the Company’s 2019 Annual Meeting of Stockholders on November 21, 2019. As of August 31, 2026, there were 188,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. As of November 30, 2025, there were 188,578 service-based options issued, 129,729 service-based restricted common shares granted, 530,851 performance-based and 116,218 market-based restricted common shares granted under the 2012 Plan. The 2012 Plan will remain in effect as long as any awards under it are outstanding; however, no further awards may be granted under the plan. As of August 31, 2026, there were no shares available for future issuance under the 2012 Plan.

On April 8, 2022, the Board of Directors of the Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) to provide incentive compensation to the Company’s employees, independent directors and independent contractors. The plan was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. The 2022 Plan reserves 1,500,000 shares of the Company’s common stock for issuance pursuant to stock options, restricted stock, SARs, and other stock awards (i.e., performance shares and performance units). As of August 31, 2026, there were 471,655 service-based options issued and 715,000 market-based restricted options granted. As of November 30, 2025, there were 358,900 service-based options issued and 475,000 market-based restricted options granted. As of August 31, 2026, there were 258,345 shares available for future issuance under the 2022 Plan.

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

There were 0 and 112,755 options granted during the three and nine months ended August 31, 2026, respectively.

There were 0 and 103,000 options granted during the three and nine months ended August 31, 2025, respectively.

Variables used to determine the fair value of the options granted for the three and nine months ended August 31, 2026 and 2025, respectively, are as follows:

	Three months ended		Nine months ended
	August 31,	August 31,	August 31,	August 31,
	2026	2025	2026	2025
Weighted average values:
Expected dividends	0%	0%	6.50%	6.50%
Expected volatility	—	—	62.72%	64.25%
Risk free interest rate	—	—	3.76%	4.40%
Expected life	—	—	5.2 years	5.0 years

Stock option activity for options with only service-based vesting conditions for the nine months ended August 31, 2026, was as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at November 30, 2025	554,978	$6.87	3.56	$9,000
Granted	112,755	3.76		49,106
Exercised	(7,500)	3.10		3,900
Expired/forfeited	—	—		—
Outstanding at August 31, 2026	660,233	$6.38	3.15	$49,106
Exercisable at August 31, 2026	507,708	$6.71	2.94	$12,928

The weighted average grant date fair value of options granted during the nine months ended August 31, 2026 and August 31, 2025 was $1.19 and $2.58, respectively.

The aggregate intrinsic value represents the total value of the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on either August 31, 2026 or November 30, 2025 as applicable. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s stock.

During the three and nine months ended August 31, 2026, the Company issued 0 and 7,500 common shares, respectively, to option holders who exercised options for $0 and $23,250, respectively.

During the three and nine months ended August 31, 2025, the Company issued 7,500 and 7,500 common shares, respectively, to option holders who exercised options for $23,101 and $23,101, respectively.

Significant option groups outstanding and exercisable at August 31, 2026 and related price and contractual life information are as follows:

	Outstanding			Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of Exercise Prices	Outstanding	Contractual Life (Years)	Average Exercise Price	Outstanding	Average Exercise Price
$3.01 to $4.00	112,755	4.64	$3.76	32,996	$3.81
$4.01 to $5.00	124,200	2.51	$4.70	120,116	$4.71
$5.01 to $6.00	38,600	3.92	$5.86	29,264	$5.86
$6.01 to $7.00	86,933	2.79	$6.47	61,928	$6.48
$7.01 to $8.00	177,645	2.74	$7.52	168,309	$7.52
$8.01 to $9.00	75,000	3.39	$8.09	49,995	$8.09
$9.01 to $10.00	29,000	1.51	$9.37	29,000	$9.37
$12.01 to $13.00	16,100	4.17	$12.54	16,100	$12.54
	660,233	3.15	$6.38	507,708	$6.71

A summary of the status of the Company’s non-vested options as of August 31, 2026, and changes during the nine months ended August 31, 2026, is presented below:

		Weighted Average
		Grant-Date
	Options	Fair Value
Non-vested at November 30, 2025	128,147	$2.60
Granted	112,755	1.19
Vested	(88,377)	1.90
Forfeited	—	—
Non-vested at August 31, 2026	152,525	$1.97

As of August 31, 2026, there was approximately $149,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2012 Plan and the 2022 Plan. The cost is expected to be recognized over a weighted-average period of 1.14 years as of August 31, 2026. The total fair value of shares vested during the nine months ended August 31, 2026 was approximately $168,000.

Performance and market-based vesting condition options

On April 8, 2022, the Company granted 400,000 market-based vesting condition options to David Portnoy, Mark Portnoy, and Oleg Mikulinsky in the amounts of 280,000, 100,000, and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $12.27 and the calculated grant date fair value of the options is $2.79. These stock options vest immediately when the price of the Company's stock reaches $25.00 per share during the seven-year option term. The grant of these options was approved by the Company's stockholders on October 3, 2022 at the Company’s 2022 Annual Meeting. For the three and nine months ended August 31, 2026, the Company recognized approximately $0 and $0, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. For the three and nine months ended August 31, 2025, the Company recognized approximately $0 and $80,000, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of August 31, 2026, there was approximately $0 of unrecognized compensation cost to be recognized.

On December 23, 2022, the Company entered into new two-year employment agreements (the "Agreements"), effective December 1, 2022, with David Portnoy and Mark Portnoy. Under the Agreements, the initial term is automatically extended for successive additional one-year periods unless, at least 60 days prior to the end of the then-current term, either party notifies the other in writing of its intent not to renew the agreement. Per the Agreements, David Portnoy and Mark Portnoy were awarded a signing bonus of a 5-year option to acquire 50,000 and 25,000 shares, respectively, of the Company's common stock, exercisable only if the Company's stock has a closing price at least once during the life of the option above $8.00. These options are considered to be market-based vesting condition options and accounting principles do not require the market condition to be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The exercise price of the options is $4.30 and the calculated grant date fair value of the options is $1.76. These stock options vest immediately when the price of the Company's stock reaches $8.00 per share during the five-year option term. The price of the Company's stock reached above $8.00 on March 26, 2024. As a result, the stock options vested immediately and the remaining compensation cost was recognized. As of the three and nine months ended August 31, 2026, the Company recognized approximately $0 and $0, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of the three and nine months ended August 31, 2025, the Company recognized approximately $0 and $0, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of August 31, 2026, there was approximately $0 of unrecognized compensation cost to be recognized.

On January 7, 2026, the Company granted 240,000 market-based vesting condition options to David Portnoy, Mark Portnoy, Jill Taymans, and Oleg Mikulinsky in the amounts of 150,000, 50,000, 20,000 and 20,000, respectively. For market-based vesting condition options, accounting principles do not require that the market condition be met in order for the compensation cost to be recognized. Fair value of these options has been determined using a Monte Carlo valuation approach and is being recognized over the requisite service period, regardless if the market condition will be met. The options are divided into three equal tranches, each subject to both time-based vesting and stock-price performance conditions. The first tranche vests after the first anniversary of the grant date and upon the Company's common stock achieving an average closing price of at least $6 per share over 20 consecutive trading days. The second tranche vests after the second anniversary and upon achieving an average closing price of at least $8 per share over 20 consecutive trading days. The third tranche vests after the third anniversary and upon achieving an average closing price of at least $10 per share over 20 consecutive trading days, in each case subject to the reporting person's continued service to the Company. The exercise price of the options for David Portnoy and Mark Portnoy is $3.89. The exercise price of the options for Jill Taymans and Oleg Mikulinsky is $3.54. The calculated grant date fair value of the options for David Portnoy and Mark Portnoy’s three tranches are $1.79, $1.82 and $1.84, respectively. The calculated grant date fair value of the options for Jill Taymans and Oleg Mikulinsky’s three tranches are $1.74, $1.84, and $1.88, respectively. As of August 31, 2026 and August 31, 2025, the Company recognized approximately $92,000 and $0, respectively, in compensation cost and is reflected as selling, general and administrative expense in the accompanying consolidated statement of income. As of August 31, 2026 and November 30, 2025, there was approximately $344,000 and $0, respectively, of unrecognized compensation cost to be recognized over the remaining service period of 2.36 years.

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

Legal Proceedings

On October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke University with the American Arbitration Association alleging that Duke fraudulently induced the Company to enter its Patent and Technology License Agreement with Duke and that Duke breached the agreement on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of the Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025, for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. The Company believes Duke’s counterclaims are without merit and intends to contest them vigorously. A final hearing on the Company’s claims and Duke’s counterclaims was concluded in late July 2026. The Company anticipates a final ruling by the end of calendar year 2026. The Company believes that the resolution of the Duke counterclaims should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted (inclusive of the claims the Company asserts against Duke and the counterclaims Duke asserts against the Company), which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. As discussed further in Note 12, it is unlikely that the Company will be able to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke, spinoff Celle Corp. or otherwise obtain the benefits of the Duke License Agreement. Nor can there be any assurances the Company will open the Cryo-Cell Institute for Cellular Therapies. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies. See “Note 12” for additional information regarding Duke.

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

As of August 31, 2026, the Company had repurchased an aggregate of 6,821,969 shares of the Company’s common stock at an average price of $3.67 per share through open market and privately negotiated transactions under the Company’s share repurchase plan. The Company purchased no shares during the nine months ended August 31, 2026 and the Company purchased 34,509 (at an average price of $4.91 per share) of the Company’s common stock during the nine months ended August 31, 2025.

The repurchased shares will be held as treasury stock at cost and have been removed from common shares outstanding as of August 31, 2026 and November 30, 2025. As of August 31, 2026 and November 30, 2025, 6,821,969 and 6,821,969 shares, respectively, were held as treasury stock.

Note 11 – Leases

The following table presents the right-of-use asset and short-term and long-term lease liabilities amounts recorded on the consolidated balance sheets as of August 31, 2026 and November 30, 2025:

	August 31, 2026	November 30, 2025
Assets
Operating lease right-of-use asset	$529,033	$819,626
Liabilities
Current portion of operating lease liabilities	$426,861	$430,221
Operating lease long-term liabilities	150,342	474,628
Total lease liability	$577,203	$904,849

The maturity of the Company’s lease liabilities at August 31, 2026 were as follows:

Future Operating
Fiscal Year Ending August 31,	Lease Payments
2027	455,753
2028	152,700
Less: Imputed interest	(31,250)
Present value of lease liabilities	$577,203

The remaining lease term and discount rates are as follows:

	August 31, 2026	November 30, 2025
Lease Term and Discount Rate
Remaining lease term (years)
Operating lease	1.33	2.03
Discount rate (percentage)
Operating lease	7.5%	7.5%

Supplemental cash flow information related to leases is as follows:

	Three months ended
	August 31, 2026	August 31, 2025
Operating cash outflows from operating leases	$130,797	$127,245

	Nine months ended
	August 31, 2026	August 31, 2025
Operating cash outflows from operating leases	$395,312	$380,502

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

On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025 for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. A final hearing on the Company’s claims and Duke’s counterclaims was concluded in late July 2026. The Company anticipates a final ruling in early 2027.

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
1.23.
the Company's actual future competitive position in stem cell innovation;
1.24.
future success of its core business and the competitive impact of public cord blood banking on the Company’s business;
1.25.
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
1.26.
the expense, timing and uncertain results of clinical trials related to the Duke Agreement;
1.27.
the Company's ability to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke or otherwise obtaining the benefits of the Duke License Agreement;
1.28.
the outcome of the Company's Arbitration Demand against Duke; and
1.29.
the other risk factors set forth in this Report under the heading "Risk Factors."

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

ExtraVault

On July 18, 2022, the Company completed the purchase of a 56,000 square foot facility located near the Research Triangle Park in the Regional Commerce Center in Durham, North Carolina. The New Facility has space for not only its existing and future internal storage needs, but also has the capacity to offer third party pharmaceutical companies and medical institutions cold storage services (“ExtraVault” – see www.extravault.com) and to set up a cellular therapy laboratory to manufacture mesenchymal stromal cells from cord tissue (“MSCs”).

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

Results of Operations – Nine-Month Period Ended August 31, 2026 Compared to the Nine-Month Period Ended August 31, 2025

Revenue. Revenue for the nine months ended August 31, 2026 was $23,283,386 as compared to $23,723,155 for the same period in 2025.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 3% increase in recurring annual storage fee revenue offset by a 15% decrease in the number of new domestic cord blood specimens processed in the first nine months of fiscal 2026 versus the same period in 2025.

Product Revenue. For the nine months ended August 31, 2026, revenue from the product sales was $91,698 compared to $35,785 for the nine months ended August 31, 2025.

Public Cord Blood Banking Revenue. For the nine months ended August 31, 2026, revenue from the public cord blood banking sales was $182,895 compared to $128,886 for the nine months ended August 31, 2025. The increase in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the nine months ended August 31, 2026 was $4,946,364 as compared to $5,642,546 for the same period in 2025, representing a 12% decrease. The main reason for the decrease for the nine months ended August 31, 2026 is the 15% decrease in the number of new domestic cord blood specimens processed in the first nine months of fiscal 2026 versus the same period in 2025. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $99,168 and $99,740 for the nine months ended August 31, 2026 and August 31, 2025, respectively. Cost of Sales also includes $36,818 and $13,537 for the nine months ended August 31, 2026 and August 31, 2025, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $376,402 and $608,314 for the nine months ended August 31, 2026 and August 31, 2025, respectively, related to the public banks.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended August 31, 2026 were $13,408,955 as compared to $12,772,301 for the 2025 period representing a 5% increase. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees. The increase is due to an increase of $1.98 million in legal fees and expenses related to the legal proceedings described below in Item 1 Legal Proceedings.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the nine months ended August 31, 2026 were $219,166 as compared to $291,479 for the 2025 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the nine months ended August 31, 2026 was $552,695 compared to $567,648 for the 2025 period.

Interest Expense. Interest expense during the nine months ended August 31, 2026, was $1,342,931 compared to $1,584,307 during the comparable period in 2025, of which, $499,082 and $721,818, respectively, related to the credit and subordination agreements with Susser Bank as described in Note 5. Interest expense also includes of $839,633 and $855,144 as of the nine months ended August 31, 2026 and August 31, 2025, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

(Losses) Gains on Marketable Securities. Losses on marketable securities for the nine months ended August 31, 2026 was $98,684 compared to losses of $604,619 for the nine months ended August 31, 2025.

Income Taxes. U.S. income tax expense for the nine months ended August 31, 2026 was $851,354 compared to $906,769 for the nine months ended August 31, 2025.

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

Results of Operations – Three-Month Period Ended August 31, 2026 Compared to the Three-Month Period Ended August 31, 2025

Revenue. Revenue for the three months ended August 31, 2026 was $7,824,156 as compared to $7,825,432 for the same period in 2025, remained relatively the same.

Processing and Storage Fees. Processing and storage fee revenue is attributable to a 3% increase in recurring annual storage fee revenue offset by a 16% decrease in the number of new domestic cord blood specimens processed for three months ended August 31, 2026 versus the same period in 2025.

Product Revenue. For the three months ended August 31, 2026, revenue from the product sales was $38,922 compared to $436 for the three months ended August 31, 2025.

Public Cord Blood Banking Revenue. For the three months ended August 31, 2026, revenue from the public cord blood banking sales was $135,000 compared to $4,119 for the three months ended August 31, 2025. The increase in revenue is due to the volatility of customer demand.

Cost of Sales. Cost of sales for the three months ended August 31, 2026 was $1,613,213 as compared to $1,801,419 for the same period in 2025, representing a 10% decrease. Cost of sales includes wages and supplies associated with process enhancements to the existing production procedures and quality systems in the processing of cord blood specimens at the Company’s facility in Oldsmar, Florida and depreciation expense of $29,435 and $33,449 for the three months ended August 31, 2026 and August 31, 2025, respectively. Cost of Sales also includes $18,848 and $2,295 for the three months ended August 31, 2026 and August 31, 2025, respectively, related to the costs associated with production of the PrepaCyte®-CB processing and storage system. Also included in Cost of Sales is $159,681 and $132,172 for the three months ended August 31, 2026 and August 31, 2025, respectively, related to the public banks. The decrease in cost of sales for the three months ended August 31, 2026 versus August 31, 2025 is due to the decrease in the number of new domestic cord blood specimens processed during the three months ended August 31, 2026 versus August 31, 2025.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended August 31, 2026 were $3,779,109 as compared to $3,876,159 for the 2025 period representing a 3% decrease. These expenses are primarily comprised of selling and marketing expenses, salaries and wages for personnel and professional fees. Legal fees and expenses for the three months ended August 31, 2026 increased $126,000 over the 2025 period. The legal fees related to the legal proceedings described below in Item 1 Legal Proceedings.

Research, Development and Related Engineering Expenses. Research, development and related engineering expenses for the three months ended August 31, 2026 were $53,624 as compared to $61,625 for the 2025 period.

Depreciation and Amortization. Depreciation and amortization (not included in Cost of Sales) for the three months ended August 31, 2026 was $184,479 compared to $185,693 for the 2025 period.

Interest Expense. Interest expense during the three months ended August 31, 2026, was $438,305 compared to $538,219 during the comparable period in 2025, of which, $152,668 and $249,198, respectively, related to the credit and subordination agreements with Susser Bank as described in Note 5. Interest expense also includes $285,152 and $287,962 as of the three months ended August 31, 2026 and August 31, 2025, respectively, for amounts due to the parties to the Company’s revenue sharing agreements based on the Company’s storage revenue collected.

Gains (Losses) on Marketable Securities. Gains on marketable securities for the three months ended August 31, 2026 was $69,755 compared to losses of $193,886 for the three months ended August 31, 2025.

Income Taxes. U.S. income tax expense for the three months ended August 31, 2026 was $554,958 compared to $436,588 for the three months ended August 31, 2025.

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

At August 31, 2026, the Company had cash and cash equivalents of $1,425,663 as compared to $319,031 at November 30, 2025. The increase in cash and cash equivalents during the nine months ended August 31, 2026 was primarily attributable to the following:

•
Net cash from operating activities for the nine months ended August 31, 2026 was $3,639,507 which was attributable to the Company’s operating activities.
•
Net cash from operating activities for the nine months ended August 31, 2025 was $4,197,793 which was attributable to the Company’s operating activities.
•
Net cash used in investing activities for the nine months ended August 31, 2026 was $126,608 which was primarily attributable to $201,645 used to purchase equipment and $900,042 used to purchase marketable securities, which was offset by the sale of marketable securities in the amount of $975,079.
•
Net cash used in investing activities for the nine months ended August 31, 2025 was $685,683 which was primarily attributable to $163,249 used to purchase equipment and $3,160,145 used to purchase marketable securities, which was offset by the sale of marketable securities in the amount of $2,522,711 and $115,000 from the sale of equipment.
•
Net cash used in financing activities for the nine months ended August 31, 2026 was $2,406,267 which was primarily attributable to the payments of $3,629,517 to partially repay the Susser Bank note payable and revolving line of credit described above. These payments were partially offset by the proceeds received from the line of credit with Susser Bank described above in the amount of $1,200,000 and proceeds of $23,250 from the exercise of stock options.

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

The Company has a revolving line of credit, described above. The balance as of August 31, 2026 is $0 and is reflected on the accompanying balance sheet.

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

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. For a full discussion of our accounting policies please refer to Note 1 to the Consolidated Financial Statements included in our 2025 Annual Report on Form 10-K filed with the SEC on February 27, 2026. Our most critical accounting policies and estimates include: recognition of revenue and the related allowance for doubtful accounts, stock-based compensation, income taxes and license and revenue sharing agreements. We continually evaluate our judgments, estimates and assumptions. We base our estimates on the terms of underlying agreements, historical experience and other factors that we believe are reasonable based on the circumstances, the results of which form our management’s basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no changes to our critical accounting policies and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report on Form 10-K. Please refer to Note 1 to the Consolidated Financial Statements.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal controls over financial reporting during the nine months ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 4, 2024, the Company filed a demand for arbitration (the “Arbitration Demand”) against Duke University with the American Arbitration Association alleging that Duke fraudulently induced the Company to enter its Patent and Technology License Agreement with Duke and that Duke breached the agreement on various occasions. The Arbitration Demand includes five counts against Duke, as follows: Count I – Breach of the Duke License Agreement; Count II – Breach of the Implied Contractual Covenant of Good Faith and Fair Dealing; Count III – Fraudulent Inducement to Enter the Duke License Agreement; Count IV – Violation of North Carolina’s Unfair Trade Practices Act; and Count V – Unjust Enrichment. In connection therewith, the Company has requested an award in the Company’s favor and against Duke for damages in an amount to be proved at a final hearing, interest, attorneys’ fees, and arbitration fees and costs, along with all other relief to which the Company is entitled at law or in equity. On November 18, 2024, Duke responded to the Arbitration Demand and asserted counterclaims against the Company which Duke amended on March 24, 2025, for breach of the License Agreement and indemnity, seeking unspecified damages and related relief. On December 12, 2024, the Company filed an answering statement in response to Duke’s counterclaims. The Company has received from Duke a notice of termination of the License Agreement as of May 17, 2025. The Company believes Duke’s counterclaims are without merit and intends to contest them vigorously. A final hearing on the Company’s claims and Duke’s counterclaims was concluded in late July 2026. The Company anticipates a final ruling by the end of calendar year 2026. The Company believes that the resolution of the Duke counterclaims should not have a material adverse effect on the Company’s business, consolidated financial position or results of operations. It is possible, however, that there could be an unfavorable outcome or resolution of the claims asserted (inclusive of the claims the Company asserts against Duke and the counterclaims Duke asserts against the Company), which could negatively and materially impact the Company’s business, consolidated financial position and results of operations. Litigation is inherently uncertain and there can be no assurance that the Company will prevail. As discussed further in Note 12, it is unlikely that the Company will be able to commercialize the rights licensed under the Duke License Agreement, treat patients using the rights and technologies licensed from Duke, spinoff Celle Corp. or otherwise obtain the benefits of the Duke License Agreement. Nor can there be any assurances the Company will open the Cryo-Cell Institute for Cellular Therapies. The Company does not include an estimate of legal fees and other related defense costs in its estimate of loss contingencies. See “Note 12” and "the Risk Factors" set forth in the Company's Annual Report on Form 10-K on February 27, 2026 for additional information regarding Duke.

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

Our common stock currently trades on the NYSE American LLC (the “NYSE American”), and we are subject to certain NYSE American continued listing requirements and standards. On March 9, 2026, we received notice from NYSE American that the Company is not in compliance with the continued listing standards set forth in Section 1003(a) of the NYSE American Company Guide. In accordance with NYSE American procedures, the Company submitted a plan of compliance to NYSE American on April 8, 2026, addressing how it intends to regain compliance with the continued listing standards. The NYSE American accepted the plan on May 6, 2026 and granted the Company an extension of time until September 9, 2027 to regain compliance. There can be no assurance that the Company will be able to regain compliance with Section 1003 (a) of the NYSE American Company Guide or that the Company will otherwise be in compliance with other applicable NYSE American listing rules. We may need to raise additional capital to regain compliance, of which there can be no assurance. We may also incur costs that we have not previously incurred for expenses for compliance with the rules and requirements of the NYSE American. If the Company fails to satisfy NYSE American’s continued listing requirements, NYSE American may take steps to delist its Common Stock. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the NYSE American’s continued listing standards. Delisting of the common stock could depress the price of our stock, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) RECENT SALES OF UNREGISTERED SECURITIES

None.

(b) USE OF PROCEEDS FROM SECURITIES

(c) ISSUER REPURCHASES OF COMMON STOCK

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 - 30, 2026	—	$—	—	1,178,031
July 1 - 31, 2026	—	$—	—	1,178,031
August 1 - 31, 2026	—	$—	—	1,178,031

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) Director and Officer Trading Plans and Arrangements. During the three months ended August 31, 2026 none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

(a)
Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Amended and Restated By-Laws
10.3 (3)	Purchase Agreement between Scannell Properties #502, LLC and Cryo-Cell International, Inc. dated March 14, 2022.
10.4 (4)	2022 Equity Incentive Plan.
10.5 (5)	Credit Agreement between Cryo-Cell International, Inc and Susser Bank
10.6 (5)	Amendment to the Credit Agreement between Cryo-Cell International and Susser Bank
10.7 (6)	Seventh Lease Amendment
31.1	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 2002.
(2)	Incorporated by reference to the Company's Quarterly Report on Form 8-K filed on December 11, 2018.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 16, 2022.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10Q filed on April 13, 2022.
(5)	Incorporated by reference to the Company's Quarterly Report on Form 10Q filed on October 18, 2022.
(6)	Incorporated by reference to the Company's Quarterly Report on Form 10Q filed on October 15, 2025.

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

Date: October 9, 2026